Form 10QSB
period 1995-05-31
WATER JEL TECHNOLOGIES INC
filed 1995-07-18
CIK 721176

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB
(Mark One)
/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1995

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049
                       _______

                     WATER-JEL TECHNOLOGIES, INC.
_______________________________________________________________________
(Exact Name of Small Business Issuer as Specified in its charter)

        NEW YORK                                              13-3006788
___________________________________                     ______________________
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                           Identification No.)

        243 VETERANS BOULEVARD, CARLSTADT, NEW JERSEY   07072
______________________________________________________________________
        (Address of Principal Executive Offices)

        (201) 507-8300
______________________________________________________________________
        (Issuer's Telephone Number, Including Area Code)

______________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                       PRECEDING FIVE YEARS
        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____    No _____

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   3,499,199

                  WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARY
                                    INDEX

PART I

  ITEM 1.  Financial Information                             Page No.

   Consolidated Balance Sheets
    May 31, 1995 and August 31, 1994 . . . . . . . . . . . .    3

   Consolidated Statements of Earnings
    Nine and Three Months Ended
    May 31, 1995 and 1994            . . . . . . . . . . . .    4

   Consolidated Statements of Cash Flows
    Nine Months Ended May 31, 1995 and 1994  . . . . . . . .    5

  Notes to Consolidated Financial Statements . . . . . . . .   6-7

  ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations . . . . . . . . . . . . . .   8-9


PART II

 Other Information     . . . . . . . . . . . . . . . . . . .    10

 Signatures        . . . . . . . . . . . . . . . . . . . . .    11

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        MAY 31,     AUGUST 31,
                                                         1995          1994
           ASSETS                                    (Unaudited)    ---------
                                                      ---------
     CURRENT ASSETS:
     Cash and cash equivalents                     $  2,580,715   $  2,077,893
     Accounts receivable, net of allowance for
      doubtful accounts of $25,000 for May 31,
      1995 and August 31, 1994, respectively            782,438        823,098
     Inventories (Note 2)                             1,215,278        854,437
     Notes receivable (Note 3)                          450,000        300,000
     Due from the sale of marketable securities            -           937,500
     Deferred income taxes                              133,000        133,000

     Prepaid expenses and other current assets          227,855        166,005
                                                    -----------    -----------

                 TOTAL CURRENT ASSETS                 5,389,286      5,291,933

     PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of
      $1,170,957 at May 31, 1995
      $1,044,007 at August 31, 1994                   1,026,239        989,312

     OTHER ASSETS:
      Patents and trademarks, net of accumulated
       amortization of $72,777 at May 31, 1995
       and $54,445 at August 31, 1994                   142,155        160,487
      Investment in securities                          543,900        150,000
      Other assets                                      373,305        386,606
                                                    -----------    -----------

                TOTAL ASSETS                       $  7,474,885   $  6,978,338
                                                    ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
      Accounts payable and accrued expenses        $    654,444   $    530,172
      Current portion of long-term debt                  43,500         10,300
                                                    -----------    -----------

          TOTAL CURRENT LIABILITIES                     697,944        540,472
                                                    -----------    -----------

     LONG-TERM DEBT                                     115,220         17,744
                                                    -----------    -----------

     COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY:
      Common stock, $.08 par value, authorized
       12,500,000 shares; 3,499,199 issued and
       outstanding at May 31, 1995 and
       August 31, 1994, respectively                    279,936        279,936
      Preferred stock, $.08 par value;
       authorized 125,000 shares; -0-
       issued and outstanding                              -              -
      Additional paid-in capital                      9,633,333      9,633,333
      Deficit                                        (3,251,547)    (3,493,147)
                                                    -----------    -----------
                                                      6,661,722      6,420,122
                                                    -----------    -----------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                 $  7,474,885   $  6,978,338
                                                    ===========    ===========

                     See notes to consolidated financial statements.

                        WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)


                               NINE MONTHS ENDED         THREE MONTHS ENDED
                                    MAY 31,                   MAY 31,
                               -----------------         ------------------
                               1995       1994           1995          1994
                               ----       ----           ----          ----

 REVENUES:
   Sales, net             $ 3,690,540 $ 3,207,687    $ 1,313,095  $ 1,218,921
   Interest income             98,713      41,409         26,765       11,782
                           ----------  ----------     ----------   ----------

                            3,789,253   3,249,096      1,339,860    1,230,703

 COST AND EXPENSES:
   Cost of goods sold       1,411,265   1,257,049        484,815      455,873
   Selling, administrative
   and general              2,124,168   1,818,395        807,837      654,802
   Interest expense            12,220       2,355          6,150          757
                           ----------  ----------     ----------   ----------

                            3,547,653   3,077,799      1,298,802    1,111,432

 NET INCOME               $   241,600 $   171,297    $    41,059  $   119,271
                           ==========  ==========     ==========   ==========
 NET INCOME PER COMMON
  SHARE                   $      0.07 $      0.05    $      0.01  $      0.03
                           ==========  ==========     ==========   ==========

 WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING              3,499,199   3,498,741      3,499,199    3,499,199
                           ==========  ==========     ==========   ==========


                 See notes to consolidated financial statements.

              WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                            Nine Months Ended

                                                                 May 31,
                                                            -----------------
                                                            1995         1994
                                                            ----         ----
 Cash flows from operating activities:
   Net income                                        $    241,600  $   171,297
                                                      -----------   ----------
   Adjustment to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        145,281      166,637
     Loss on sale of property and equipment                  -          11,326
     Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                                  40,660      287,019
      Inventories                                        (360,841)    (114,322)
      Prepaid expenses and other current assets           (61,850)      (3,776)
      Other assests                                        13,301      (44,965)
     Increase (decrease) in liabilities:
      Accounts payable and accrued expenses               124,272      (14,425)
                                                      -----------   ----------

  Total adjustments                                       (99,177)     287,494
                                                      -----------   ----------

     Net cash provided by operating
      activities                                          142,423      458,791
                                                      -----------   ----------

 Cash flows from investing activities:
    Acquisition of property and equipment                (163,877)      (9,838)
    Acquisition of patent and trademark                      -         (22,891)
    Investment in marketable securities                  (393,900)        -
    Proceeds from sale of marketable securities           937,500         -
    Notes receivable                                     (150,000)    (300,000)
                                                      -----------   ----------

       Net cash provided by (used in)
        investing activities                              229,723     (332,729)
                                                      -----------   ----------

 Cash flows from financing activities:
   Principal payment of long-term debt                    (37,247)      (7,725)
   Proceeds from issuance of debt                         167,923        2,250
                                                      -----------   ----------

       Net cash provided by (used in)
        financing activities                              130,676       (5,475)
                                                      -----------   ----------

 Net increase (decrease) in cash and cash equivalents     502,822      120,587

 Cash and cash equivalents -
     beginning of period                                2,077,893    1,629,539
                                                      -----------   ----------


 Cash and cash equivalents -
     end of period                                   $  2,580,715  $ 1,750,126
                                                      ===========   ==========

                      See notes to consolidated financial statements.

              WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                             May 31, 1995


1. BASIS OF QUARTERLY PRESENTATION:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended May 31, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of August 31, 1994.

2. INVENTORIES CONSISTED OF:

                                  May 31, 1995       August 31, 1994
                                  ------------       ---------------
                                  (unaudited)

        Raw Materials              $ 731,134           $ 529,526
        Finished goods               484,144             324,911
                                   ---------           ---------
                                   1,215,278           $ 854,437
                                   ---------           ---------
                                   ---------           ---------

                  WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. NOTES RECEIVABLE

In March 1995, the Company received three units related to a bridge loan for approximately $150,000 in a corporation which has signed a letter of intent to complete an initial public offering. This corporation has also entered into a consulting agreement with one of the Company's shareholders/directors. This loan is evidenced by a note bearing interest at 8% per annum, payable by March 27, 1996 or if earlier the completion of an initial public offering. It is expected that the three units received through the bridge loan will be registered with that company's pending offering.

The Company has from time to time provided financing to emerging companies. The Company believes that such investments may be an area of significant opportunity notwithstanding the significant risks involved.


4. SUPPLEMENTARY INFORMATION  -  STATEMENTS OF CASH FLOWS:

The Company paid interest of $12,220 and $2,355 for the nine months ended May 31, 1995 and 1994, respectively.

5. EARNINGS PER SHARE:

Earnings per common share has been computed using the weighted average number of common shares outstanding during each period presented.

6. INCOME TAXES:

The Company has adopted the Financial Accounting Standards new standard on accounting for income taxes, Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7. PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Tea Tree Company, Inc., whose operations were immaterial. All intercompany balances and transactions have been eliminated.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  For the nine months ended May 31, 1995 and 1994, the Company generated net sales of approximately $3,691,000 and $3,208,000, representing a 15% increase in sales. For the three months ended May 31, 1995 and 1994, the Company generated net sales of approximately $1,313,000 and $1,219,000, representing an 8% increase in sales in the current quarter.

  Cost of goods sold approximated $1,411,000 and $1,257,000 for the nine months ended May 31, 1995 and 1994, representing 38% and 39% of net sales. Cost of goods sold for the three months ended May 31, 1995 and 1994 approximated $485,000 and $456,000, representing 36% and 37% of net sales, respectively. Selling, administrative and general expenses increased approximately $316,000 and $158,000 for the nine and three months ended May 31, 1995, respectively.
The increase in these costs are attributed to the Company's consumer advertising program.

LIQUIDITY AND CAPITAL RESOURCES:

  At May 31, 1995, the Company had working capital of approximately $4,691,000 as compared to $4,751,000 at August 31, 1994. In November 1993, the Company loaned $50,000 to a corporation which is affiliated with one of the Company's directors/stockholders. This loan was evidenced by a note bearing interest at 6% per annum, payable by January 31, 1995 or the completion of that Company's pending offering of securities. In January 1994, the Company also loaned $250,000 to a non-affiliated company. This loan was evidenced by a note bearing interest at 8% per annum, and was payable by August 31, 1994. As of July 1995 both of these loans were unpaid and the Company is pursuing collection of them.

  In March 1995, the Company received three units related to a bridge loan for approximately $150,000 in a corporation which has signed a letter of intent to complete an initial public offering. This corporation has also entered into a consulting agreement with one of the Company's shareholder/director. This loan is evidenced by a note bearing interest at 8% per annum, payable by March 27, 1996 or if earlier the completion of an initial public offering. It is expected that warrants included in the three units received through the bridge loan will be registered with that company's pending offering.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Some methods of consumer marketing, such as national media advertising would require significant expenditures in excess of the Company's current capital resources. In the event that additional funding may be required the Company might seek to encourage the exercise of its redeemable publicly traded Warrants or make a private placement of its securities. The Company has at present no plans or arrangement to raise additional capital by either method.

  The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels.

                         PART II  -  OTHER INFORMATION



ITEM 1  -  Legal Proceedings

In June 1995, a lawsuit was commenced against the Company by Nortrade International, Inc. ("Nortrade") in the United States District Court of Utah (Case No. 2:95CV-565s). Nortrade also manufactures burn care products. The lawsuit alleges that the Company engaged in various fraudulent and unfair activities injurious to Nortrade's business, and seeks monetary damages and injunctions prohibiting the Company from engaging in these activities, including communicating with Nortrade's customers and the Federal Food and Drug Administration regarding Nortrade's products. The lawsuit also seeks a declaratory judgement that Nortrade's trademark does not infringe on the Company's trademarks. The Company intends to vigorously defend against the lawsuit. The Company believes Nortrade is infringing upon the Company's trademarks, and intends to file counterclaims against Nortrade regarding trademark infringement and possibly other matters.


ITEM 2  -  Changes In Securities

        None

ITEM 3  -  Defaults on Senior Securities

        None

ITEM 4  -  Submission to a Vote of Security Holders

        None

ITEM 5  -  Other Information

        None

ITEM 6  -  Exhibits and Reports on Form 8-K

        (a)   None

        (b)   None

                         WATER-JEL TECHNOLOGIES, INC.

                            243 VETERANS BOULEVARD

                             CARLSTADT, N.J. 07072

                           ________________________

                                FILE # 0-13049
                           ________________________



                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    BY:   /s/ Peter D. Cohen
                                                          ------------------
                                                          PETER D. COHEN,
                                                          PRESIDENT


                                                    BY:   /s/ Alex M. Alaminos
                                                          --------------------
                                                          ALEX M. ALAMINOS,
                                                          CONTROLLER




DATE:    July 18, 1995