Form 10QSB/A
period 1995-05-31
WATER JEL TECHNOLOGIES INC
filed 1995-08-15
CIK 721176

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB/A
(Mark One)
/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                                    BY:   /s/ Peter D. Cohen
                                                          ------------------
                                                          PETER D. COHEN,
                                                          PRESIDENT

                                                    BY:   /s/ Alex M. Alaminos
                                                          --------------------
                                                          ALEX M. ALAMINOS,
                                                          CONTROLLER

DATE:    August 15, 1995

                             Exhibit Index

Exhibit
  No.               Description
-------             -----------

  27           Financial Data Schedule