Form 10KSB
period 1995-08-31
WATER JEL TECHNOLOGIES INC
filed 1995-12-13
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
(Mark One)
     /x/ Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended August 31, 1995

     / / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from __________ to __________

     Commission file number 0-13049


                         WATER-JEL TECHNOLOGIES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)


             New York                                      13-3006788
  -------------------------------                     --------------------
  (State of Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)


  243 Veterans Boulevard, Carlstadt, New Jersey               07072
 ----------------------------------------------       --------------------
   (Address of Principal Executive Offices)                 (Zip Code)


                                (201) 507-8300
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12 (g) of the Exchange Act:

                                 Common Stock
                              -----------------
                               (Title of Class)

                                   A Warrant
                              -----------------
                               (Title of Class)

                                   B Warrant
                              -----------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X      No_______

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent fiscal year. $5,195,276

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,685,456 as of December 11, 1995.

Documents Incorporated by Reference: See Footnotes to Exhibits

Item 1. Business

Introduction

     Water-Jel Technologies, Inc., (the "Company") is a New York corporation established in September 1979. Since its inception the Company has focused its efforts on the development, manufacture and marketing of products using its Water-Jel gel as emergency first aid for burn injuries. Recently, the Company expanded its manufacturing operations to include a line of generic creams and ointments.

Products

     The Company currently markets three product lines.  The
Water-Jel First Aid Product Line for Burns, generic creams and ointments, and single use containers of Visine.

Water-Jel First Aid Product Line For Burns

     The Water-Jel First Aid Product Line consists of Fire Blankets, Burn dressings, Burn-Jel, UnBurn and Cool-Jel. The Fire Blankets provide emergency first aid to burn victims at the scene of a fire and during transportation to the hospital. They also can be used to prevent small fires from spreading, to extinguish fires by wetting and cooling, to handle hot materials, and to protect trapped individuals as they escape a fire. The Fire Blankets are marketed by the Company in four sizes: the Water-Jel Heat Shield ("Heat Shield"), which is 8 feet by 6 feet; the Water-Jel Fire Blanket-Plus ("Fire Blanket-Plus") which is 6 feet by 5 feet; and the Water-Jel Burn Wrap/Extinguisher ("Burn Wrap/Extinguisher"), which is 3 feet by 2-1/2 feet. The Fire Blanket Plus and the Burn Wrap/Extinguisher fire blankets are packaged in sealed plastic containers or in laminated polyester foil pouches in high-strength nylon bags with quick-release
Velcro closures. The Heat Shield is available only in the sealed plastic container.

     Water-Jel Sterile Burn Dressings provide emergency first aid for victims who have small area body burns. By packaging the Burn Dressings in a laminated polyester foil packet, the Water-Jel Burn Dressing is easily transported and stored. The Burn Dressings are manufactured in sizes ranging from 2" X 2" dressing up to a 12" X 16" dressing designed for facial burns.

     Water-Jel Burn Jel is a topical gel designed for minor burns which combines the active ingredient Lidocaine, allowing fast relief of pain, with the Company's Water-Jel gel, which cools and soothes the burn site. The resulting topical provides the same benefits found in other Water Jel products. It works quickly, and is water soluble. The Burn Jel topical cream is packaged in a 4 oz bottle or a single dose 1/8 oz. foil packet.

     Water-Jel UnBurn is a topical gel designed for minor sunburns which combines the active ingredient Lidocaine, allowing fast relief of pain by cooling and soothing the sunburned area. The resulting topical cream provides the same benefits found in other Water Jel products. It works quickly, and is water soluble. UnBurn is packaged in a 4 oz. bottle, 2 oz. bottle and a single dose 1/5 oz. foil packet.

     Water-Jel Cool-Jel is a moisturizing topical cooling gel which can be used for relief of minor burns, cuts and scrapes by cooling the affected area and forming a protective barrier. The Cool-Jel topical is packaged in a 4 oz. bottle and a single dose 1/8 oz. foil packet.

Generic Cream and Ointment Line

     The Company has formulated a new line of generic creams and ointments. The line consist of a First Aid Cream with moisturizing Aloe, Hydrocortisone Cream 1%, and Triple Antibiotic ointment. The line is packaged in 1/32 oz. unit dose packets.

Visine Single Line

     Pursuant to an arrangement with Pfizer Inc, the Company began distributing Visine Singles unit dose eye drops to the industrial marketplace in the second quarter of fiscal 1995. Visine Singles provide individuals fast relief from dry irritated eyes by moisturizing and soothing. The product is packaged in
 .014 fl oz. single dose container.

Sales and Marketing


     Sales for the fiscal year ended August 31, 1995 were $5,029,217. During the fiscal year the Company had sales of approximately $1,287,000 or 26% of net sales to one customer. In fiscal 1995, sales to foreign customers accounted for 18% of net sales as compared to 15% of net sales for fiscal 1994. During fiscal 1995, the Company began marketing Visine Singles unit dose eye drops to the industrial marketplace. During fiscal 1995, the Company introduced Cool-Jel, a moisturizing topical used for minor burns, cuts and scrapes and a line of generic creams and ointments. The generic cream and ointment line consists of First Aid Cream with Aloe, Hydrocortisone Cream 1%, and Triple Antibiotic Ointment.

     The Company continues its marketing efforts emphasizing advertising in trade journals, a direct mail campaign to industry groups, trade shows and conventions.

Government Regulation

     The Company's products and manufacturing practices are subject to regulation by the Food and Drug Administration ("FDA") as well as by similar foreign authorities. FDA requirements include adherence to good manufacturing practices, proper labeling, and either premarket notification or premarket approval (depending on the category of product) prior to commercial marketing in the United States.

     The Water-Jel Fire Blanket is a medical device subject to regulation by the FDA. In March 1980, the Company's filing of a premarket notification for the Water-Jel Fire Blanket under
Section 510(k) of the Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act to market the Fire Blanket was declared effective. In January 1988, the Section 510(k) notification for the Burn

Dressings became effective, permitting the Company to market the Burn Dressings as a sterile dressing. In February 1990, the Company secured a Section 510(k) notification for a change to the use of medical grade non-woven polyester fabric in the Burn Dressing line instead of woolen fabric.

     The Company's generic creams and ointment, Burn Jel and Unburn line are classified as over the counter ("OTC") drug. The Company has the necessary good manufacturing practice and quality controls to manufacture such over the counter drugs in its facility.

     The Company is also subject to periodic inspections by the FDA relating to good manufacturing practices. The FDA has the authority to require a suspension of manufacturing operations if it finds serious deficiencies. Additional regulation may, in the future, be imposed by Federal, state or local authorities, particularly the FDA. Any new products will also be subject to review of various regulatory authorities in virtually every foreign country in which such products are offered for sale. To the extent that any new products which the Company may develop are deemed to be new pharmaceutical or new medical devices, such products will require FDA and other regulatory clearance and/or approvals prior to marketing. Such governmental regulation may prevent or -substantially delay the marketing of any products developed by the Company, cause the Company to undertake costly procedures, and furnish a competitive advantage to the more substantially capitalized companies which compete with the Company. There can be no assurance that the Company will have the requisite financial resources to complete the regulatory approval process with respect to any new products which it may develop.

Manufacturing

     The Company operates its manufacturing and warehousing from its 17,700 square foot facility located in Carlstadt, New Jersey. The Company has an additional 7,300 square feet of warehouse space available near its main facility. The Carlstadt facility employs automation extensively in the manufacture of the Water-Jel Burn Dressing line, Water-Jel Burn Jel line, Water-Jel Unburn Line, Water-Jel Cool-Jel Line and of their key component the gels.

     The Company maintains an inventory of raw materials required to formulate and produce the Company's product lines. The raw materials are available from domestic or foreign sources. Generally, the Company believes that it maintains sufficient inventory to meet its projected production requirements. The Company generally processes and ships orders within two weeks. Orders are generally subject to cancellation without penalty. There have been no significant order cancellations. The Company has no material backlog of unfulfilled orders.

Research and Development

     The Company has been working on the development of generic creams and ointments as well as other complimentary products which would be initially marketed to industry. The Company is also exploring the development or acquisition of other products compatible with its business.

Patents

     As a result of research and development efforts in modifying and improving the Water-Jel gel, in April 1991 the Company was granted a patent for a therapeutic, non-toxic, bacteriostatic water-soluble and bio-degradable gel which may be utilized in the Company's products. In January 1995, the Company was granted a patent for a synthetic fabric containing a therapeutic, non-toxic, water-soluble and bio-degradable gel used in the Company's Burn Dressing product line.


     The Company has obtained United States and foreign registrations for several trademarks for use on the Company's products. These marks and logos are used on the packaging of the Company's products.

Competition

     The market in which the Company currently operates is characterized by competition and rapid technological change. Other firms, including Spenco Medical Corporation, C.R. Bard, Inc. and Johnson & Johnson Products, Inc. manufacture and market fire blankets, burn dressings and related fire safety products and have been in business for a longer period of time, are better established, have financial resources substantially greater, and have more extensive facilities than those which now, or in the foreseeable future, may be available to the Company. While some segments of the market are dominated by large manufacturers, other segments of the market are characterized by intense competition among independent product manufacturers.

     In the opinion of the Company's management, the Company's Fire Blanket line of products is superior to the dry "fire" blankets of its competitors. While dry "fire" blankets extinguish a fire by oxygen deprivation or smothering, the Company's Water-Jel Fire Blankets also remove excess heat from the victim's body and clothing by wetting and cooling, thereby reducing the possibility of re-combustion. Water-Jel Fire Blankets are also superior to dry "fire" blankets because the wetting and cooling properties of Water-Jel Fire Blankets soften burned-on clothing to aid its removal from the victim's body. Water-Jel Fire Blankets also allow its users to cover themselves and walk through and escape a fire.

     There are three competing methods of treating the small burns on which the Company's Burn Dressing line would be used. They are antiseptic sprays, combinations of salve covered with sterile gauze and sterile pre-wetted dressings. These products are produced by many different manufacturers. The Company believes that its Burn Dressings offer advantages over these methods in that, like the Fire Blankets, they cool the wound by removing excess heat and loosen burned-on clothing. Also, Water-Jel Burn Dressings come in a single unit and maintain their moistness longer than dressings pre-wetted only with water.

     In fiscal 1995 Nortrade International, Inc. ("Nortrade") introduced a product which attempts to duplicate the Company's First Aid Product Line for Burns. The Company believes that it will be able to compete with Nortrade based upon the Company's established customer base, superior customer service and its ability to offer a more diverse range of products.


Insurance

     To date, there have been no material claims or threatened claims against the Company by users of its products based on a failure to perform as specified. In the event that any claims for substantial amounts were to be successfully asserted against the Company, they could have a materially adverse effect on the Company's financial condition and its ability to distribute its products. The Company maintains $11,000,000 of general product liability insurance. There is no assurance that this amount will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost.

Employees

     The Company currently employs 26 persons full time, including two executive officers, 17 manufacturing personnel and 7 administrative employees. The Company is not a party to any collective bargaining agreements and considers its relations with its employees to be good.

Item 2. Properties

     The Company's executive offices and plant, located at 243 Veterans Boulevard, Carlstadt, New Jersey, consist of approximately 17,700 square feet and are occupied under a lease which expires November 30, 1998 and provided for a base annual rental of $119,603. The Company leases approximately 7,300 square feet of additional warehouse space near its main facility pursuant to a lease which expires May 30, 1996 with a base annual rental of $36,540.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to shareholder vote in the fiscal quarter ended August 31, 1995.

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

     The following table sets forth the high and low bid prices for the Company's Common Stock, Class A Warrants and Class B Warrants for the periods indicated (the Class B Warrants were delisted on March 23, 1995). Information for all periods is as reported by NASDAQ. The figures shown represent interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The following table gives retroactive effect to a one-for-eight reverse stock split effected in November 1994.

                                          High Bid      Low Bid
                                          --------      -------
                         Common Stock


Fiscal Year Ended August 31, 1995
1st Quarter......................          2  3/4       1   -
2nd Quarter......................          2  1/2       1  3/8
3rd Quarter......................          1 15/16      1  1/4
4th Quarter......................          1  1/8       1 3/16

Fiscal Year Ended August 31, 1994
1st Quarter .....................          2 3/4        1 3/4
2nd Quarter......................          3  -         2  -
3rd Quarter......................          2 1/4        1 1/4
4th Quarter......................          1 3/4        1 1/4

                          Class A Warrants

Fiscal Year Ended August 31, 1995
1st Quarter .....................           1  1/2        1/4
2nd Quarter......................           1   -         1/2
3rd Quarter......................             11/16      11/32
4th Quarter......................              7/16       3/8

Fiscal Year Ended August 31, 1994
1st Quarter .....................           1  -          1/2
2nd Quarter......................           1 1/4         3/4
3rd Quarter......................           1 1/4         1/4
4th Quarter......................             1/2         1/4

                         Class B Warrants

Fiscal Year Ended August 31, 1995
1st Quarter......................             3/8         3/8
2nd Quarter......................              -           -
3rd Quarter......................              -           -
4th Quarter......................              -           -


Fiscal Year Ended August 31, 1994
1st Quarter......................             1/4         1/4
2nd Quarter......................             1/2         1/4
3rd Quarter......................             1/4         1/4
4th Quarter......................             1/4         1/4

     As of December 11, 1995 the approximate number of beneficial holders of the Common Stock of the Company was 6,000, based on information received from the transfer agent and those brokerage firms who hold the Company's securities in street name.

     The Company has not paid any cash dividends since its inception. By reason of its present financial status and contemplated financial requirements, the Company does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance the Company's growth.

Item 6. Selected Financial Data

     The selected financial data presented below for the Company's statement of operations for each of the years in the three-year period ended August 31, 1995 and the Company's balance sheets at August 31, 1995 and 1994 are derived from the audited financial statements which have been examined by Holtz Rubenstein
& Co., LLP, independent public accountants and which appear elsewhere in this report. The selected balance sheet data at August 31, 1993, 1992, and 1991 and statement of operations data for the years ended August 31, 1992 and 1991 are also derived from audited financial statements. The selected financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included elsewhere herein.

Statement of Operations Data

                                                                 Year Ended August 31,
                                           ----------------------------------------------------------------
                                               1991         1992        1993         1994          1995
                                               ----         ----        ----         ----          ----
Net Sales................................   $3,889,885  $3,785,847   $4,071,140   $4,887,591    $5,029,217
Net Income (Loss)........................     (259,935)    522,873      210,112    1,240,847       787,376
Net Income (Loss) per share (1)..........       ($ .08)       $.15         $.06         $.35          $.22
Weighted average number of common shares
  outstanding assuming full dilution (1).    3,388,385   3,456,290    3,497,469    3,498,857     3,623,005

(1) Gives effect to a one-for-eight reverse stock split effected in November 1994.



Balance Sheet Data
                                                                     August 31,
                                            ---------------------------------------------------------------
                                               1991         1992         1993         1994        1995
                                               ----         ----         ----         ----        ----
Current Assets............................ $2,873,045    $3,189,214  $3,651,868   $5,291,933   $5,267,123
Current liabilities.......................    442,774       448,516     448,125      540,472      519,022
Working capital ..........................  2,430,271     2,740,698   3,203,743    4,751,461    4,748,101
Total assets..............................  4,674,112     5,449,076   5,653,194    6,978,338    8,307,179
Stockholders'equity ......................  4,227,171     4,961,290   5,177,025    6,420,122    7,658,257


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Fiscal Year 1995 compared to Fiscal Year 1994

     Net sales for the fiscal year ended August 31, 1995 ("fiscal 1995") and August 31, 1994 ("fiscal 1994"), respectively were approximately $5,029,000 and $4,888,000, representing a 3% increase in net sales. Sales generated revenues from operations of approximately $149,000 in fiscal 1995 as compared to approximately $415,000 in fiscal 1994. Earnings from operations combined with other income of $166,059 and an income tax benefit of $471,875, resulted in the Company reporting $787,376 in net income for fiscal 1995 as compared to $1,240,847 for fiscal 1994. During fiscal 1994, the Company realized a gain of approximately $638,000 from a sale of a marketable security.

     Cost of goods sold during fiscal 1995 was approximately $1,985,000 as compared to $1,743,000 during fiscal 1994, representing 39% and 36% of net sales, respectively. Selling, administrative and general expenses for fiscal 1995 were approximately $2,879,000 (57% of net sales) as compared to $2,726,000 (56% of net sales) in fiscal 1994. The increase in selling, administrative and general expenses was principally attributed to consumer related television, radio and print advertising which accounted for approximately $372,000 in fiscal 1995 from approximately $165,000 in fiscal 1994.

Fiscal Year 1994 compared to Fiscal Year 1993

     Net sales for the fiscal year ended August 31, 1994 ("fiscal
1994") and August 31, 1993 ("fiscal 1993"), respectively, were approximately $4,888,000 and $4,071,000, representing a 20% increase in net sales. The sales generated earnings from operations in fiscal 1994 of approximately $415,000, a turnaround of approximately $700,000 from the operating loss reported in fiscal 1993. Earnings from operations combined with other income that included a gain of $638,000 from the sale of a marketable security, resulted in the Company reporting approximately $1,200,000 in net income for fiscal 1994. During fiscal 1993, the Company reported net income of approximately $210,000.

     Cost of goods sold was approximately $1,743,000 during fiscal 1994 as compared to $1,636,00 during fiscal 1993, representing 36% and 40% of net sales, respectively. The Company continued to benefit from its production efficiencies in its cost of goods sold. Selling, administrative and general expenses for fiscal 1994 were approximately $2,726,000 (56% of net sales) as compared to $2,701,000 (66% of net sales) in fiscal 1993. During fiscal 1994, the Company incurred approximately $165,000 in consumer related advertising such as television, radio and printed advertising.

Liquidity and Capital Resources

     At August 31, 1995, the Company had working capital of approximately $4,748,000 as compared to $4,751,000 at August 31, 1994. During fiscal 1995, the Company sold 10,000 shares of common stock of Mark Solutions, Inc. The Company received net proceeds from the sale of this security of approximately $50,000. In October 1994, the Company purchased an additional 195,000 shares of common stock in Mark Solutions, Inc. for an additional investment of approximately $394,000. The Company also made a bridge loan of $150,000 to Pen Interconnect, Inc., a corporation with which one of the Company's director/shareholders has a consulting agreement. This note was fully repaid in November 1995 with interest. In consideration for the bridge loan the Company received 140,000 warrants. In November 1995, Pen Interconnect, Inc. completed an initial public offering of securities. Concurrently with that offering Pen Interconnect, Inc. registered the Company's warrants for public resale. The Company has agreed not to sell its warrants until February 1996.

   During fiscal 1995, the Company's bank extended for a period of one year until January 1996 its line of credit. The line of credit bears interest at 3/4% over the bank's prime rate and has a maximum borrowing limit of $750,000. The line is secured by the accounts receivable and inventory of the Company. At August 31, 1995 there were no balances outstanding in the line of credit. Additionally, the Company was extended for a period of one year until January 1996 a $250,000 term loan facility which bears interest at 1 1/4% over the bank's prime rate. In October 1994, the Company borrowed $166,000 from its term loan facility to assist in its equipment acquisitions related to its product line expansion. At August 31, 1995 the total balance due on the term loan facility is approximately $141,000.

     The Company continues to fund its consumer product launch with relatively modest expenditures. Some methods of consumer marketing, such as national media advertising, would require significant expenditures in excess of the Company's current capital resources. In the event that additional funding may be required the Company might seek to encourage the exercise of its redeemable publicly traded Warrants or make a private placement of its securities. The Company has at present no plans or arrangements to raise additional capital by either method.

     The consolidated statement of cash flows for the year ended August 31, 1995 reflects net cash provided by operating activities of $553,000. This results principally from the Company's net income of $787,000. Cash provided by investing activities was $182,000, consisting of proceeds from the sale of a marketable securities of $987,500 less investment in marketable securities of $394,000, acquisition of property and equipment of $275,000 and notes receivable of $150,000.

     The Company believes that it has adequate working capital for at least the next twelve months of operations. As of December 11, 1995 the Company had approximately $3,000,000 in cash.

Inflation

     The Company has not been materially affected by the impact of inflation.

Item 8. Financial Statements and Supplementary Data

     The financial statements are included herein commencing on Page F-1. The financial statement schedules are included as
Exhibit  28(c) to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting

Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are as follows:

        Name                   Age        Position
--------------------          ------      --------------------------------
Peter D. Cohen......            39        President, Chief Executive
                                          Officer, Treasurer and Director
Yitz Grossman.......            40        Secretary and Chairman
Werner Haase........            58        Director

     Directors are elected to serve until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. The Board of Directors held two meetings in the fiscal year ended August 31, 1995 at which all of the directors were in attendance. The Board also acted by written consents and met informally during the year. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

     Peter D. Cohen has served as President and Chief Executive Officer since May 1988. From May 1985 until August 1985 he served as the Company's Vice President of Finance, and from August 1985 until May 1988, Mr. Cohen served as Treasurer of the Company.
From July 1979 to May 1985, Mr. Cohen, a certified public accountant, was employed by Holtz Rubenstein & Co. LLP, independent public accountants. In September 1992, Mr. Cohen became a director of the American Tea Tree Association (ATTA) and in September 1994 was elected as treasurer. ATTA is a non-profit trade organization involved in the education and promotion of tea tree oil products.

     Yitz Grossman has been a Director of the Company since September 1987 and has served as Secretary since May 1988. He was elected Chairman of the Board in March 1989. In July 1984, Mr. Grossman formed Target Capital Corporation, a New York privately-held corporation engaged in financial consulting, and has been the Chairman and President of that corporation since that time. Mr. Grossman is also director of the following publicly held companies: Mark Solutions, Inc., which produces prefabricated prison facilities and Datatrend Services, Inc., a company which is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components.

     Werner Haase has served as a Director of the Company since September 1987. For more than the past five years, Mr. Haase has been President and a Director and, since December 1986, has been Chief Executive Officer of Journeycraft, Inc., a privately-held
New York corporation involved in travel and sales promotion.  Mr
Haase is also a director of Pure Tech International, Inc., a company which manufactures specialty plastic products and is engaged in the recycling of post consumer plastics and plastic injection molding and Multi-Media Tutorial Services, Inc., a company engaged in the production and marketing of educational videos.

Item 11. Executive Compensation

     The information set forth under "Election of Directors -- Executive Compensation, Employment Agreements, Non-Qualified
Stock Option Plan and 1990 Stock Option Plan" in the Company's proxy statement with respect to its forthcoming annual shareholders meeting is incorporated herein by reference and made a part hereof in response to the information requested by this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


     The information set forth under "Election of Directors -- Principal Shareholders and Share Ownership of Officers and Directors" in the Company's proxy statement with respect to its forthcoming annual shareholders meeting in response to the information requested by this item.

Item 13. Certain Relationships and Related Transactions

      The information set forth under "Election of Directors -- Certain Relationships and Related Transactions" in the Company's proxy statement with respect to its forthcoming annual shareholders meeting is incorporated herein by reference and made a part hereof in response to the information requested by this item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)   1.    Financial Statements and Schedules

                      The financial statements and schedules
                      appearing beginning on the following page are filed as part of this annual report.

                2.    Exhibits

                      The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report by incorporation by reference from the filings indicated in the footnotes to the Index.

          (b)   Not Applicable.
                                      12

                         WATER-JEL TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                    CONTENTS
                                                           Page
                                                           ----

Independent auditors' report                                F-1

Balance sheets                                              F-2

Statements of operations                                    F-3

Statement of stockholders' equity                           F-4

Statements of cash flows                                 F-5 - F-6

Notes to financial statements                           F-7 - F-15

[Letterhead of Holtz Rubenstein & Co., LLP]

                         Independent Auditors' Report

Board of Directors and Stockholders
Water-Jel Technologies, Inc.
Carlstadt, New Jersey

     We have audited the accompanying balance sheets of Water-Jel Technologies, Inc. as of August 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Water-Jel Technologies, Inc. as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for certain investments in equity securities.


                                       /s/ Holtz Rubenstein & Co., LLP
                                       HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
December 1, 1995

HOLTZ RUBENSTEIN & CO., LLP

                         WATER-JEL TECHNOLOGIES, INC.

                                BALANCE SHEETS
                                                              August 31,
                                                        ----------------------
        ASSETS                                           1995            1994
        ------                                           ----            ----
CURRENT ASSETS:
Cash and cash equivalents                            $ 2,924,322    $ 2,077,893
Accounts receivable, net of allowance for
 doubtful accounts of $25,000 at August 31,
 1995 and 1994 (Note 9)                                  631,829        823,098
Inventories (Note 2)                                   1,113,369        854,437
Notes receivable (Note 4)                                325,000        300,000
Due from sale of marketable securities                      --          937,500
Deferred income taxes (Note 8)                           136,000        133,000
Prepaid expenses and other current assets                136,603        166,005
                                                    ------------   ------------
   Total current assets                                5,267,123      5,291,933

PROPERTY AND EQUIPMENT (Note 5)                        1,062,224        989,312

OTHER ASSETS:
Patents and trademarks, net of accumulated
 amortization of $78,888 and $75,753 at
 August 31, 1995 and 1994, respectively                  136,044        160,487
Marketable securities -- at lower of cost or market         --          150,000
Marketable securities available for sale --
 at fair value (Note 3)                                1,255,931           --
Deferred income taxes (Note 8)                           218,728           --
Other assets (Note 6)                                    367,129        386,606
                                                    ------------   ------------
                                                     $ 8,307,179    $ 6,978,338
                                                    ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                $   479,822    $   530,172
Current portion of long-term debt (Note 7)                39,200         10,300
                                                    ------------   ------------
   Total current liabilities                             519,022        540,472
                                                    ------------   ------------
LONG-TERM DEBT (Note 7)                                  129,900         17,744
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:  (Notes 3 and 10)
Common stock, $.08 par value; authorized
 12,500,000 shares; 3,499,180 issued and

 outstanding                                             279,934        279,934
Preferred stock, $.08 par value; authorized
 125,000 shares; -0- issued and outstanding                 --             --
Unrealized gain on investments reported
 at fair value                                           450,759           --
Additional paid-in capital                             9,633,335      9,633,335
Deficit                                               (2,705,771)    (3,493,147)
                                                    ------------   ------------
                                                       7,658,257      6,420,122
                                                    ------------   ------------
                                                     $ 8,307,179    $ 6,978,338
                                                    ============   ============

                       See notes to financial statements

HOLTZ RUBENSTEIN & CO., LLP

                         WATER-JEL TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS

                                               Years Ended
                                                August 31,
                                     --------------------------------
                                     1995          1994          1993
                                     ----          ----          ----
REVENUES:  (Note 9)
Sales, net                        $5,029,217    $4,887,591    $4,071,140
Other income                          35,002       637,902       425,413
Interest income                      131,057        72,339        54,404
                                 -----------    ----------    ----------
                                   5,195,276     5,597,832     4,550,957
                                 -----------    ----------    ----------

COSTS AND EXPENSES:  (Note 12)
Cost of goods sold                 1,985,220     1,742,541     1,636,036
Selling, general and
 administrative                    2,879,092     2,726,358     2,701,310
Interest expense                      15,463         3,086         3,499
                                 -----------    ----------    ----------
                                   4,879,775     4,471,985     4,340,845
                                 -----------    ----------    ----------

INCOME BEFORE INCOME TAXES           315,501     1,125,847       210,112

INCOME TAX BENEFIT (Note 8)          471,875       115,000          --

NET INCOME                        $  787,376    $1,240,847    $  210,112
                                 ===========    ==========    ==========

NET INCOME PER COMMON SHARE:
(Note 11)

Primary                                 $.22          $.35          $.06
                                 ===========    ==========    ==========
Assuming full dilution                  $.22          $.35          $.06
                                 ===========    ==========    ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
Primary                            3,547,716     3,498,857     3,497,469
                                 ===========    ==========    ==========
Assuming full dilution             3,623,005     3,498,857     3,497,469
                                 ===========    ==========    ==========


                       See notes to financial statements

HOLTZ RUBENSTEIN & CO., LLP

                         WATER-JEL TECHNOLOGIES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                   Common Stock     Preferred Stock
                                12,500,000 Shares    125,000 Shares
                                  $.08 Par Value     $.08 Par Value
                                ------------------  ----------------   Additional
                                              Par               Par      Paid-in    Unrealized
                                Shares       Value   Shares    Value     Capital       Gain        (Deficit)        Total
                                ------       -----   ------    -----     -------       ----        ---------        -----
BALANCE -- AUGUST 31, 1992    3,496,555    $279,724    --      $ --    $9,625,672    $   --       $(4,944,106)    $4,961,290

EXERCISE OF WARRANTS              1,875         150    --        --         5,473        --            --              5,623

NET INCOME FOR THE YEAR
 ENDED AUGUST 31, 1993             --          --      --        --         --           --           210,112        210,112
                            -----------   ---------  ------    ------  ----------    ---------    -----------    -----------
BALANCE -- AUGUST 31, 1993    3,498,430     279,874    --        --     9,631,145        --        (4,733,994)     5,177,025

EXERCISE OF WARRANTS                750          60    --        --         2,190        --            --              2,250

NET INCOME FOR THE YEAR
 ENDED AUGUST 31, 1994             --          --      --        --         --           --         1,240,847      1,240,847
                            -----------   ---------  ------    ------  ----------    ---------    -----------    -----------
BALANCE -- AUGUST 31, 1994    3,499,180     279,934    --        --     9,633,335        --        (3,493,147)     6,420,122

UNREALIZED GAIN ON
 INVESTMENTS                       --          --      --        --         --         450,759         --            450,759

NET INCOME FOR THE YEAR
 ENDED AUGUST 31, 1995             --          --      --        --         --            --          787,376        787,376
                            -----------   ---------  ------    ------  ----------    ---------    -----------    -----------
BALANCE -- AUGUST 31, 1995    3,499,180    $279,934    --      $ --    $9,633,335     $450,759    $(2,705,771)    $7,658,257
                            ===========   =========  ======    ======  ==========    =========    ===========    ===========

                       See notes to financial statements

HOLTZ RUBENSTEIN & CO., LLP

                         WATER-JEL TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS
                                                       Years Ended
                                                         August 31,
                                              ------------------------------
                                              1995        1994          1993
                                              ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $  787,376   $1,240,847   $  210,112
                                          ----------   ----------   ----------
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Gain on sale of marketable securities     (35,000)    (637,500)    (425,413)
   Bad debt allowance                        151,370       15,000         --
   Depreciation and amortization             246,012      288,026      282,316
   Deferred income tax benefit              (498,000)    (133,000)        --
   Changes in operating assets and
     liabilities:
       (Increase) decrease in assets:
         Accounts receivable                 191,269       97,966       12,966
         Inventories                        (258,932)    (178,412)     122,057
         Prepaid expenses and other
            current assets                     3,032      (55,765)      52,634
         Other assets                         16,492      135,512       23,255
       Increase (decrease) in liabilities:
         Accounts payable and accrued
            expenses                         (50,349)      92,347       (1,317)
                                          ----------   ----------   ----------
   Total adjustments                        (234,106)    (375,826)      66,498
                                          ----------   ----------   ----------
   Net cash provided by operating
     activities                              553,270      865,021      276,610
                                          ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities         (393,900)        --       (337,500)
Proceeds from sale of marketable
 securities                                  987,500         --        737,913
Acquisition of property and equipment       (275,113)     (89,469)    (171,213)
Proceeds from sale of property and
 equipment                                    13,616         --           --
Notes receivable                            (150,000)    (300,000)        --
Acquisition of patents and trademarks           --        (19,148)     (25,822)
                                          ----------   ----------   ----------
Net cash provided by (used in)
 investing activities                        182,103     (408,617)     203,378
                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings           166,000        --           --
Principal payments of long-term debt         (54,944)     (10,300)     (10,300)
Proceeds from the exercise of warrants
 and options                                    --          2,250        5,623
                                          ----------   ----------   ----------
Net cash provided by (used in)
 financing activities                        111,056       (8,050)      (4,677)
                                          ----------   ----------   ----------

(Continued on next page)

HOLTZ RUBENSTEIN & CO., LLP

                         WATER-JEL TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Continued)
                                                       Years Ended
                                                         August 31,
                                              ------------------------------
                                              1995        1994          1993
                                              ----        ----          ----

Net increase in cash and cash equivalents    846,429      448,354      475,311

Cash and cash equivalents at beginning
 of year                                   2,077,893    1,629,539    1,154,228
                                          ----------   ----------   ----------
Cash and cash equivalents at end of year  $2,924,322   $2,077,893   $1,629,539
                                          ==========   ==========   ==========

Supplemental disclosure of cash flow information:
  Interest payments approximated $15,500, $3,100 and $3,500 for the years ended
    August 31, 1995, 1994, and 1993, respectively.
  Income taxes paid approximate $3,946, $2,400 and $4,700 for the years ended
    August 31, 1995, 1994 and 1993, respectively.
  Installment obligations of $30,000 were incurred during the year ended
    August 31, 1995 for the purchase of transportation equipment.


                       See notes to financial statements

HOLTZ RUBENSTEIN & CO., LLP

                         WATER-JEL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                       THREE YEARS ENDED AUGUST 31, 1995


1. Summary of Significant Accounting Policies:

   a.    Description of business

         Water-Jel Technologies, Inc. (the "Company") manufactures a line of medical products for the first aid treatment of burns. Its products include fire blankets, sterile burn dressings and topical creams and ointments.

   b.    Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

   c.    Investments in marketable securities

         The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB No. 115"). FASB No. 115 requires that equity securities having readily determinable fair values and all investments in debt securities be classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity.

         Gains and losses on the sale of securities available-for-sale are computed on the basis of specific identification of the adjusted cost of each security.

   d.    Depreciation and amortization

         Depreciation of equipment is computed principally by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the remaining lease term.

HOLTZ RUBENSTEIN & CO., LLP

   e.    Patents and trademarks

         Patents, stated at cost less accumulated amortization, are amortized using the straight-line method over lives ranging between 11 and 12 years. Trademarks, stated at cost less accumulated amortization, are amortized over 60 months.

   f.    Statement of cash flows

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   g.    Concentration of Risk

         The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within ninety days and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

         The concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue. Although the Company generally does not require collateral, reserves for potential credit losses are maintained and such losses have been within management's expectations.

   h.    Income taxes

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. Inventories

   Inventories consist of the following:
                                              August 31,
                                          -----------------
                                          1995         1994
                                          ----         ----
Raw materials                          $  733,481    $529,526
Finished goods                            379,888     324,911
                                       ----------    --------
                                       $1,113,369    $854,437
                                       ==========    ========

3. Investment in Marketable Securities:

   In the fourth quarter of 1995, the Company adopted SFAS 115 "Accounting for

Certain Investments in Debt and Equity Securities".

HOLTZ RUBENSTEIN & CO., LLP

   At August 31, 1995, marketable equity securities, which are classified as available for sale securities, are valued at the fair value of the securities and the unrealized gain on the securities, net of income taxes, are reflected in stockholders' equity. During the year ended August 31, 1995, unrealized gain (net of income taxes) on available for sale securities amounted to $291,884. Furthermore, cash flows from purchases and sales of available for sale securities, if any, would be classified as investing activities in the statement of cash flows.

   Below is a summary of the unrealized gain net of income taxes from available for sale securities:

Balance at September 1, 1994                    $   --

Cumulative effect of change in
 accounting principle to reflect
 marketable equity securities
 available for sale at their
 fair value as of August 31, 1994                 158,875

Unrealized gain in fair value
 of available for sale securities
 for the year ended August 31, 1995               291,884
                                               ----------
Balance at August 31, 1995                       $450,759
                                               ==========

4. Notes Receivable:

   During 1995, the Company loaned $150,000 to a corporation with which one of the Company's directors/shareholders has a consulting agreement. This note bears interest at 8% per annum and was repaid subsequent to year end from the proceeds of a public offering. Additionally, as consideration for the loan, the Company received 140,000 warrants which were registered as part of the offering.

   Also included in notes receivable at August 31, 1995 is $175,000 due from a non-affiliated company. This loan was evidenced by a note bearing interest at 8% per annum and was originally payable on August 31, 1994. As of November, 1995 this loan remains unpaid and the Company is negotiating collection of it.

5. Property and Equipment:

   Property and equipment, at cost, consists of the following:


                                                August 31,
                                        ------------------------
                                        1995                1994
                                        ----                ----
Machinery and equipment              $1,390,438         $1,149,906
Furniture and fixtures                  325,548            316,498
Transportation equipment                 90,752             92,621
Leasehold improvements                  478,293            474,297
                                    -----------        -----------
                                      2,285,031          2,033,322
Less accumulated depreciation
 and amortization                     1,222,807          1,044,010
                                    -----------        -----------
                                     $1,062,224         $  989,312
                                    ===========        ===========

HOLTZ RUBENSTEIN & CO., LLP

   Machinery and equipment having a net book value of $156,000 serves as collateral to the term loan discussed in Note 7.

6. Other Assets:

   Other assets at August 31, 1995 and 1994 include approximately $176,000 and $159,000, respectively, of cash surrender value on life insurance policies.

7. Long-Term Debt:
                                                       August 31,
                                                  -------------------
                                                  1995           1994
                                                  ----           ----
Long-term debt consists of the following:

Term loan payable in monthly install-
 ments of $2,767 plus interest at
 1-1/4% over the bank's prime rate
 through October 2000. (a)                      $141,100       $   --

Term loans payable in monthly install-
 ments of $500 plus interest at 9.50%
 through April 2000                               28,000         28,044
                                               ---------       --------
                                                 169,100         28,044
Less current portion                              39,200         10,300
                                               ---------       --------
                                                $129,900       $ 17,744
                                               =========       ========

   (a) The Company has available a $250,000 term loan facility of which

$109,000 remains unused at August 31, 1995. Borrowings bear interest at 1-1/4% over the bank's prime rate (8.75% at August 31, 1995).

   In addition, the Company maintains a line of credit with a bank expiring in January 1996. The line of credit bears interest at 3/4% over the bank's prime rate and has a maximum borrowing limit of $750,000. The line is secured by accounts receivable and inventory of the Company. At August 31, 1995, there was no balance outstanding.

   Annual maturities of long-term debt are as follows:

                 Year Ending
                  August 31,
                  ----------
                     1996                  $ 39,200
                     1997                    39,200
                     1998                    39,200
                     1999                    39,200
                     2000                    12,300
                                          ---------
                                           $169,100
                                          =========

HOLTZ RUBENSTEIN & CO., LLP

8. Income Taxes:

   The provision (benefit) for income taxes is comprised of the following:

                     Years Ended August 31,
                 -----------------------------
                 1995         1994        1993
                 ----         ----        ----
Current:
  Federal    $   3,251    $  16,000    $    --
  States        22,874        2,000         --
             ---------    ---------    ---------
                26,125       18,000         --
             ---------    ---------    ---------
Deferred:
  Federal     (498,000)    (133,000)        --
  States          --           --           --
             ---------    ---------    ---------
              (498,000)    (133,000)        --
             ---------    ---------    ---------
             $(471,875)   $(115,000)   $    --
             =========    =========    =========

     The Company has net operating loss carryforwards of approximately $2,340,000 which can be utilized to reduce future taxable income through 2006. The current provision is the result of the Alternative Minimum tax calculations.

     The net deferred tax amounts included in the financial statements consist of the following:
                                           August 31,
                                      ------------------
                                      1995          1994
                                      ----          ----
Deferred tax assets
 Tax loss carryforwards          $  795,655    $  960,480
 AMT credit carryforwards            22,918         4,611
 Contributions carryover             46,730          --
 General business credit
  carryforwards                      36,127        36,127
                                 ----------    ----------
                                    901,430     1,001,218
Deferred tax liabilities
 Unrealized gain on marketable
 securities                        (276,272)         --
Valuation allowance for
 deferred tax assets               (270,430)     (868,218)
                                 ----------    ----------
Net deferred income taxes        $  354,728    $  133,000
                                 ==========    ==========

     The Company's effective tax rate for the years ended 1995 and 1994 on earnings differs from the Federal Statutory regular tax rate as follows:

                                         Years Ended
                                          August 31,
                                       ---------------
                                       1995       1994
                                       ----       ----
Federal tax expense at statutory
 rate                                  34.0%      34.0%
State income tax expense                4.5        4.5
Deferred taxes:
 Benefit                             (107.8)     (90.0)
 Valuation allowance                    --        79.6
Recognized net operating loss
 carryforwards                        (32.8)     (38.3)
                                    -------     ------
                                     (102.1)%    (10.2)%
                                    =======     ======

HOLTZ RUBENSTEIN & CO., LLP

9.  Foreign Sales and Major Customer Information:

    Sales to foreign customers, located principally in Asia, Europe, Latin America and Canada, accounted for approximately 18%, 15% and 21%, respectively, of net sales for the years ended 1995, 1994 and 1993. Accounts receivable from foreign customers approximated 17% and 7%, respectively, of accounts receivable at August 31, 1995 and 1994.

    Sales to one major customer approximated 26% of net sales for the year ended August 31, 1995. Sales to one customer approximated 20% of net sales for the year ended August 31, 1994.

10. Stockholders' Equity:

    a. Stock split

       On November 28, 1994, the Company effected a 1 for 8 reverse stock split. All references to number of shares and per share data in the financial statements and accompanying notes for all periods presented have been restated to reflect the reverse stock split.

    b. Stock options/warrants

       (i) The Company adopted a Non-Qualified Stock Option Plan which provides for the granting of options to purchase not more than 187,500 shares of common stock to employees of the Company, including directors. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board of Directors. Options granted under the Plan expire three years from the date of grant. The Plan terminated on April 6, 1994.


       The following table summarizes the status of stock options outstanding under the Company's option plan:

                               Number of Shares    Option Prices
                               ----------------    -------------

Outstanding, August 31, 1992        140,625          $2.32-$2.75

Granted                             128,125             $1.52
Canceled and expired               (128,125)         $2.32-$2.75
                                 ----------

Outstanding, August 31, 1993        140,625          $1.52-$2.32

Granted                              12,500             $2.00
Canceled and expired                (12,500)            $2.32
                                 ----------

Outstanding, August 31, 1994        140,625          $1.52-$2.32

Granted                                --                 --
Canceled and expired                   --                 --
                                 ----------

Outstanding, August 31, 1995        140,625          $1.52-$2.32
                                 ==========

HOLTZ RUBENSTEIN & CO., LLP

    b. Stock options/warrants  (Cont'd)

       (ii) During 1990, the Company adopted an incentive stock option plan (the "1990 Plan") which provides for the granting of options to employees, officers, directors, and others who render services to the Company. Under the terms of the Plan, options to purchase not more than 187,500 shares of common stock may be granted, at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value for non-qualified options. The options expire up to ten years from the date of grant.

       The following table summarizes the status of stock options outstanding under the Company's 1990 plan:

                                 Number of Shares    Option Prices
                                 ----------------    -------------
Outstanding, August 31, 1992          120,000         $2.32-$2.56

Granted                               176,250            $1.52
Canceled                             (120,000)        $2.32-$2.56

                                    ---------
Outstanding, August 31, 1993          176,250            $1.52

Granted                                11,250            $1.52
                                    ---------
Outstanding, August 31, 1994          187,500            $1.52

Granted                                  --                --
Canceled                                 --                --
                                    ---------
Outstanding, August 31, 1995          187,500            $1.52
                                    =========

       (iii) During 1995, the Company adopted an incentive stock option plan (the "1995 Plan") which provides for the granting of option to employees, officers, directors, and others who render services to the Company. Under the terms of the plan, options to purchase not more than 500,000 shares of common stock may be granted, at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value for non-qualified options. Any options granted under the plan expires ten years from the date of grant. The plan expires March 1, 2005. As of November, 1995 no options have been granted under the plan.

       (iv) In connection with a second public offering of its securities in November, 1988, the Company issued Class A warrants. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitles the holder to purchase one share of common stock for an exercise price of $6.00 per share. Class A and B warrants are exercisable through October 1996.

            In addition, the underwriter for the second offering received an option to acquire 106 units for an exercise price of $6,500 per unit. Each unit consists of 1,666.625 shares of common stock and an equivalent number of Class A warrants. The terms of the Class A and B warrants are identical to the warrants issued in the public offering. The option expires in October, 1996.

HOLTZ RUBENSTEIN & CO., LLP

    b. Stock options  (Cont'd)

       (v) In October 1994, the Company issued options to acquire 420,000 shares of common stock to its officers, directors and certain legal counsel. These options have been issued outside of any of the existing plans and require restrictive legend. The exercise price of these options are $1.52 and expire in October, 2004.

       The above transactions did not result in any compensation cost, as the exercise prices either equal or exceed the fair market value of the stock at the date of issuance.


    c. Common shares reserved at August 31, 1995

       Incentive stock option plans       687,500
       Non-qualified stock option plan    140,625
       Class A Warrants                 1,560,858
       Class B Warrants                 1,766,623
       Underwriters' units                529,984
       Key employees' units               420,000
                                        ---------
                                        5,105,590
                                        =========
11. Income Per Share:

    Net income per share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

12. Commitments and Contingencies:

    a. Leases

       The Company leases manufacturing and office facilities under non-cancellable leases which expire between May 1996 and November 1999 The leases require minimum future rental payments as follows:

                Years Ending
                 August 31,
                 ----------
                     1996           $147,000
                     1997            120,000
                     1998            120,000
                     1999             30,000

       In addition, the Company is obligated to pay real estate taxes.

       Rent expense for the years ended 1995, 1994 and 1993 approximated $168,000, $184,000 and $193,000, respectively.

HOLTZ RUBENSTEIN & CO., LLP

    b. Employment agreements

       The Company has entered into employment agreements with two of its officers which provides for annual salaries aggregating $250,000. These agreements provide for aggregate annual bonuses of .5% of total revenues to each of the officers and also provide for a one-time compensation payment of three times the current annual compensation in the event of a change in corporate control, as defined.
                                     F-15

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WATER-JEL TECHNOLOGIES, INC.



                                    By  /s/ Peter D. Cohen
                                        --------------------------
                                        Peter D. Cohen,
                                        President and
                                        Chief Executive Officer


Dated: December 13, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 12, 1994 by the following persons on behalf of Registrant and in the capacities indicated.



                                    /s/ Peter D. Cohen
                                    -----------------------------------
                                    Peter D. Cohen,
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, Principal
                                    Accounting Officer and Director


                                    /s/ Yitz Grossman
                                    -----------------------------------
                                    Yitz Grossman,
                                    Secretary and Chairman


                                    /s/ Werner Haase
                                    -----------------------------------
                                    Werner Haase, Director

Exhibits

      (3)  (a) Articles of Incorporation (1), previous Amendments
               (3) (7) (8)
      (3)  (b) By-laws of the Registrant(1)
      (4)  (a) Form of Common Stock(1)
      (4)  (b) Form of Class A Warrant(2)
      (4)  (c) Form of Warrant Agreement(2)
      (10) (a) Employment Agreement with Peter Cohen(6)
      (10) (b) Assignments of Patent Rights(3)
      (10) (c) Agreement dated July 13, 1988 between Trilling
               Medical Technologies, Inc., Yitz Grossman, Emanuel
               Trilling and Cary Trilling(4)
      (10) (d) Lease with Lawrence Russo, Jr.(5)
      (10) (e) Employment Agreement with Yitz Grossman(6)
      (10) (f) Lease with MPL&M Associates(6)
      (24)     Consent of Holtz Rubenstein & Co., LLP*
      (28) (a) Copy of Non-Qualified Stock Option Plan(1)
      (28) (b) Copy of 1990 Stock Option Plan(6)

   _____________________________
     * Filed herewith

     (1) Incorporated by reference from the Company's Registration Statement on Form S-18, File No. 2-90512-NY, initially filed with the Commission on April 12, 1984.

     (2) Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-23910, initially filed with the Commission on August 23, 1988.

     (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

     (4) Incorporated by reference from the Company's Current
         Report on Form 8-K filed with the Commission on July 22,
         1988.

     (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

     (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

     (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

     (8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994.