Form 10KSB/A
period 1995-08-31
WATER JEL TECHNOLOGIES INC
filed 1995-12-29
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A
(Mark One)
    /x/ Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

   For the fiscal year ended August 31, 1995

    / / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from __________ to __________

    Commission file number 0-13049

                        WATER-JEL TECHNOLOGIES, INC.
___________________________________________________________________________
               (Name of Small Business Issuer in its Charter)

             New York                                    13-3006788
_______________________________________          __________________________
    (State of Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

  243 Veterans Boulevard, Carlstadt, New Jersey             07072
________________________________________________        _____________
   (Address of Principal Executive Offices)               (Zip Code)

                               (201) 507-8300
              ________________________________________________
              (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12 (g) of the Exchange Act:

                               Common Stock
                          _______________________
                              (Title of Class)
                                  A Warrant
                          _______________________
                              (Title of Class)
                                  B Warrant
                          _______________________
                              (Title of Class)

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

Documents Incorporated by Reference: See Footnotes to Exhibits

Item 11. Executive Compensation

     The following table sets forth information with respect to compensation paid by the Company for the services to the Company during the three years ended August 31, 1995 to the Company's Chief Executive Officer and two other officers with compensation in excess of $100,000.

                        SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                                                    -------------------------------
                                       Annual Compensation            Awards           Payouts
                               -----------------------------------  ----------  -------------------
     (a)                 (b)   (c)            (d)           (e)      (f)           (g)      (h)       (i)
                                                                                Securities
                                                           Other    Re-         under-                All
                                                           Annual   stricted    lying                 Other
                                                           Compen-  Stock       Options/    LTIP      compen-
    Name and                                               sation   Awarded     SARs(#)     Payouts   sation
Principal Position        Year  Salary ($)  Bonuses($)     ($)(1)   ($)         (2) (4)     ($)       ($)(3)
------------------        ----  ----------  ----------     -------  --------    ---------   -------   -------
YITZ GROSSMAN             1995  $139,000     $45,000       $15,000     0        100,000        0            0
Chairman of the Board     1994  $135,000     $25,000       $20,000     0              0        0       46,500
and Secretary             1993  $135,000     $15,000       $20,000     0        100,000        0            0

PETER D. COHEN            1995  $100,000     $45,000             0     0        100,000        0            0
President, CEO,           1994  $100,000     $60,000             0     0              0        0            0
Treasurer and Director    1993  $100,000     $40,000             0     0        112,500        0            0

BOB DANIELS               1995  $ 77,000     $20,000             0     0        100,000        0            0
Executive Vice President  1994  $100,000     $60,000             0     0              0        0            0
                          1993  $100,000     $40,000             0     0         28,125        0            0

_________

(1) In each year consists of the annual amortization of a bonus to be earned over a five year period ending June 1, 1995 by Mr. Grossman. Mr. Grossman earned the remaining balance $15,000 of his bonus in fiscal 1995.

(2) All options granted in fiscal 1992 were cancelled in fiscal 1993 and equivalent number replacement options were then issued. There were no stock options or stock appreciation rights granted to any named officer in the fiscal year ended August 31, 1994.

(3) During fiscal 1994, the Company transferred 75,000 warrants, which it had received from an investment, to Mr. Grossman for services rendered.

(4) During fiscal 1995 each officer was granted options to acquire 100,000 shares of common stock each.

(5) In June 1995, the Company terminated its employment agreement with Mr. Daniels.

     The aggregate amount of personal benefits, including personal use of three automobiles provided to officers and used primarily for business purposes, cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person.

     The Company offers health insurance to its employees. At the present time the Company does not have any retirement, pension, profit sharing, or other similar programs or benefits.

     The Company has not paid remuneration of any nature for or on account of services rendered by a director in such capacity.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                                            Percent of
                              Number of     Total Options/
                              Securities    SARs Granted   Exercise
                              Underlying    to Employees   or Base
                              Options/SARs  in Fiscal      Price     Expiration
         Name                 Granted (#)   Year           ($/Sh)    Date
         (a)                    (b)         (c)             (d)        (e)

YITZ GROSSMAN, Chairman
of the Board and Secretary    100,000       33%            $1.52     10/12/04

PETER D. COHEN, President
CEO, Treasurer, and Director  100,000       33%            $1.52     10/12/04

BOB DANIELS, Executive
Vice President                100,000       33%            $1.52     10/12/04



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES


                                                 Value of
                              Number of          Unexercised
                              Unexercised        In-the Money
                              Options/SARs       Options/SARs
                              at FY-End          at FY-End
                              (#)                ($)

                              Exercisable/       Exercisable/
           Name               Unexerciseable     Unexerciseable
           ----               --------------     --------------
YITZ GROSSMAN, Chairman,         200,000              $  0
of the Board and Secretary

PETER D. COHEN, President        212,500              $  0
CEO, Treasurer, and Director

BOB DANIELS, Executive           128,125              $  0
Vice President

     Employment Agreements

     In March 1990, the Company entered into a five-year employment agreement with Peter Cohen, effective as of January 1, 1990. In April 1994, the Company extended the agreement until December 31, 1997. The agreement provides for annual compensation of $100,000 per year. Bonuses to Mr. Cohen shall be paid quarterly at the rate of .5% of total revenues as reported in the Company's quarterly Form 10-QSB and annual Form 10-KSB reports. In the event of a change of control of the Company, Mr. Cohen is entitled to receive a one-time payment equal to three times his then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets or certain changes to the Board of Directors.

     In March 1990, the Company entered into a five-year employment agreement with Yitz Grossman, effective as of January 1, 1990. The agreement provided for annual compensation of $135,000 per year. Bonuses to Mr. Grossman shall be paid quarterly at the rate of .5% of total revenues as reported in the Company's quarterly Form 10-QSB and annual Form 10-KSB reports. In May 1990, the Company awarded Mr. Grossman a one-time bonus of $100,000 to be earned over a five year period ending June 1, 1995. Mr. Grossman is not required to devote his full time to the Company. In the event of a change of control of the Company, Mr. Grossman is entitled to receive a one-time payment equal to three times his then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets or certain changes to the Board of Directors. In May 1995, the Company extended the employment agreement until May 2000 with a new annual compensation of $150,000. All other conditions remain unchanged.

     Stock Option Plans


     The Company has adopted three stock option plans. The Non-Qualified Stock Option Plan (the "NQSO Plan") which expired on April 6, 1994 covering 187,500 shares of the Company's Common Stock, $.08 par value, pursuant to which officers and employees of the Company were eligible to receive non-qualified stock options. As of December 11, 1995, options to acquire 140,625 shares have been granted under the NQSO Plan at exercise prices ranging from $1.52 to $2.32 per share. All options granted under the NQSO Plan have been at exercise prices at least equal to the fair market value of the Common Stock on the date of grant.

     Under the 1990 Stock Option Plan (the "1990 Plan") the Company may grant to its officers, key employees and others who render services to the Company, options to purchase up to 187,500 shares of the Company's Common Stock at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value in the case of non-qualified options for such stock on the date of the granting of the Option. As of December 11, 1995, options to acquire a total of 187,500 shares have been granted under the 1990 Plan at exercise prices of $1.52 per share.

     During fiscal 1995, the Company adopted an incentive stock option plan (the "1995 Plan") which provides for the granting of options to employees, officers, directors, and others who render services to the Company. Under the terms of the plan, options to purchase not more than 500,000 shares of common stock may be granted, at a price which may not be less than the fair market per share in the case of incentive stock options or 85% of fair market value for non-qualified options. Any options granted under the plan expires ten years from the date of grant. The plan expires March 1, 2005. As of December 11, 1995 no options have been granted under the plan.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 12, 1995 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors of the Company as a group:

                        Amount and Nature
                         of Beneficial
Name and Address           Ownership          Percentage
----------------------  ---------------     --------------
Yitz Grossman (1).....      500,250              13.5%
243 Veterans Boulevard
Carlstadt, New Jersey

Peter D. Cohen (2)....      231,287               6.2%
243 Veterans Boulevard
Carlstadt, New Jersey


Werner Haase (3)......      200,625               5.5%
555 Madison Avenue
New York, NY

J. Morton Davis (4)...      888,988              21.0%
44 Wall Street
New York, NY

All officers and
directors as a group
(3 persons) (6).......      932,162              25.2%
-----------------------
*  Less than 1%

(1) Includes shares issuable on exercise of options to purchase 200,000 shares of Common Stock.

(2) Includes shares issuable on exercise of options to purchase 212,500 shares of Common Stock.

(3) Includes shares issuable on exercise of options to purchase 143,750 shares of Common Stock.

(4)  Includes 157,846 shares of Common Stock and 161,454 redeemable
     Class A Common Stock Purchase Warrants ("Class Warrants") owned by
     D. H. Blair Investment Banking Corporation ("Blair"), of which Mr. Davis is Chairman and sole shareholder, and 81.68 units underlying Unit Purchase option owned by Blair exercisable as of October 31, 1989 and expiring October 30, 1996. Each Unit is exercisable to acquire 1,666 shares of Common Stock and 1,666 Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock and to receive one redeemable Class B Common Stock Purchase Warrant ("Class B Warrants") at an exercise price of $3.00 per share exercisable prior to October 30, 1996. Each Class B Warrant entitles the holder to purchase one share of Common Stock at $6.00 per share prior to October 30, 1996. Does not include 19,999 shares of Common Stock and 19,999 Class A Warrants owned by The Morton Foundation, Inc., a charitable corporation controlled by Mr. Davis' wife, in which Mr. Davis disclaims beneficial ownership.

(6) Includes shares issuable on exercise of options to purchase an aggregate of 556,250 shares of Common Stock.


Item 13. Certain Relationships and Related Transactions

     In April 1993, the Company exercised its conversion right and converted a note receivable of $300,000 to 300,000 shares of Mark Solutions, Inc., formerly known as Mark Correctional Systems Inc. Also as part of the conversion, the Company received warrants to purchase an additional 75,000 shares at $1 per share. This note was originally guaranteed by Mr. Grossman and Mr. Haase, who are directors/shareholders of the Company. Mr. Grossman is also a director of Mark Solutions, Inc. Additionally in a separate transaction during 1993, the Company invested $150,000 in Mark Solutions, Inc. and received 100,000 unregistered shares of common stock. In August 1994, the Company sold its investment of 300,000 shares of common stock and received net proceeds of $937,500. In addition to the sale of the security, the Company transferred during fiscal 1994 its 75,000 purchase warrants to Mr. Grossman for services rendered. In October 1994, the Company invested an additional $394,000 in Mark Solutions, Inc. and received 195,000 shares of common stock. During fiscal 1995, the Company sold 10,000 shares of common stock and received net proceeds of $50,000. Subsequent to year end, the Company sold an additional 5,000 shares of common stock and received net proceeds of $36,750. As of December 27, 1995, the Company owns 280,000 shares of Mark Solutions, Inc. common stock. The market price of the shares of Mark Solutions, Inc. as of December 27, 1995 was $5.875.

     In March 1995, the Company made a bridge loan of $150,000 to Pen Interconnect, Inc. This loan was evidenced by a note bearing interest at 8% per annum, payable by March 27, 1996 or the completion of an initial public offering. In November 1995, Pen Interconnect, Inc. fully repaid the note with interest. In consideration for the bridge loan the Company received 140,000 warrants. In November 1995, Pen Interconnect, Inc. completed an initial public offering of securities. Concurrently with that offering Pen Interconnect, Inc. registered the Company's warrants for public resale. The Company has agreed not to sell its warrants until February 1996. Mr. Grossman is a consultant to Pen Interconnect, Inc.

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


                                        WATER-JEL TECHNOLOGIES, INC.



                                        By  /s/ Peter D. Cohen
                                            --------------------------
                                            Peter D. Cohen,
                                            President and
                                            Chief Executive Officer


Dated: December 28, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 28, 1995 by the following persons on behalf of Registrant and in the capacities indicated.



                                            /s/ Peter D. Cohen
                                            --------------------------
                                            Peter D. Cohen,
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, Principal
                                            Accounting Officer and Director



                                            /s/ Yitz Grossman
                                            --------------------------
                                            Yitz Grossman,
                                            Secretary and Chairman



                                            /s/ Werner Haase
                                            --------------------------
                                            Werner Haase, Director