Form 10QSB
period 1995-11-30
WATER JEL TECHNOLOGIES INC
filed 1996-01-19
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1995

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049

                         WATER-JEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its charter)

         NEW YORK                                                13-3006788
-----------------------------------                       ----------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

             243 VETERANS BOULEVARD, CARLSTADT, NEW JERSEY   07072
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (201) 507-8300
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ____

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____    No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   3,499,180 as of January
17, 1996

                         WATER-JEL TECHNOLOGIES, INC.
                                     INDEX

PART I

  ITEM 1.  Financial Information                               Page No.

   Balance Sheet
    November 30, 1995 and August 31, 1995 . . . . . . . . . .      3

   Statement of Operations
    Three Months Ended November 30, 1995 and 1994 . . . . . .      4

   Statement of Cash Flows
    Three Months Ended November 30, 1995 and 1994 . . . . . .      5

   Notes to Financial Statements  . . . . . . . . . . . . . .     6-7

 ITEM 2.  Management's Discussion and Analysis of
               the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .     8-9

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .     10

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .     11

                         WATER-JEL TECHNOLOGIES, INC.

                                 BALANCE SHEET

                                                   NOVEMBER 30,    AUGUST 31,
                                                       1995           1995
      ASSETS                                       (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                          $ 3,343,315    $ 2,924,322
Accounts receivable, net of allowance for
 doubtful accounts of $25,000 for November 30,
 1995 and August 31, 1995, respectively                494,752        631,829
Inventories (Note 2)                                 1,116,842      1,113,369
Notes receivable (Note 4)                              175,000        325,000
Deferred income taxes                                  136,000        136,000
Prepaid expenses and other current assets              134,400        136,603
                                                   -----------    -----------
        TOTAL CURRENT ASSETS                         5,400,310      5,267,123

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of
 $1,250,399 at November 30, 1995
 $1,222,807 at August 31, 1995                       1,002,256      1,062,224

OTHER ASSETS:
 Patents and trademarks, net of accumulated
  amortization of $84,058 at November 30, 1995
  and $78,888 at August 31, 1995                       130,875        136,044
 Marketable securities available for sale at
  fair value (Note 3)                                1,233,900      1,255,931
 Deferred income taxes (Note 7)                        224,250        218,728
 Other assets                                          347,612        367,129
                                                   -----------    -----------
           TOTAL ASSETS                            $ 8,339,202    $ 8,307,179
                                                   ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $   448,916    $   479,822
 Current portion of long-term debt                      29,400         39,200
                                                   -----------    -----------
     TOTAL CURRENT LIABILITIES                         478,316        519,022
                                                   -----------    -----------

LONG-TERM DEBT                                         129,900        129,900
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $.08 par value, authorized
  12,500,000 shares; 3,499,199 issued and
  outstanding at May 31, 1995 and
  August 31, 1994, respectively                        279,934        279,934
 Preferred stock, $.08 par value;
  authorized 125,000 shares; -0-
  issued and outstanding                                  -              -
 Unrealized gain on investments reported
  at fair value                                        441,750        450,759
 Additional paid-in capital                          9,633,335      9,633,335
 Deficit                                            (2,624,033)    (2,705,771)
                                                   -----------    -----------
                                                     7,730,986      7,658,257
                                                   -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $ 8,339,202    $ 8,307,179
                                                   ===========    ===========

                      See notes to financial statements.

                         WATER-JEL TECHNOLOGIES, INC.

                             STATEMENT OF EARNINGS
                                  (Unaudited)

                                                  THREE MONTHS ENDED
                                                     NOVEMBER 30,
                                                   1995         1994

     REVENUES:
       Sales, net                               $1,024,701   $1,257,698
       Interest income                              20,423       35,262
       Other income                                 29,245         -
                                                ----------   ----------
                                                 1,074,369    1,292,960
     COST AND EXPENSES:
       Cost of goods sold                          422,143      433,371
       Selling, administrative
       and general                                 566,563      725,212
       Interest expense                              3,925        2,625
                                                ----------   ----------
                                                   992,631    1,161,208

     NET INCOME                                 $   81,738   $  131,752
                                                ----------   ----------

     NET INCOME PER COMMON SHARE
      PRIMARY                                   $     0.02   $     0.04
                                                ==========   ==========
      ASSUMING FULL DILUTION                    $     0.02   $     0.04
                                                ==========   ==========

     WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING
       PRIMARY                                   3,547,716    3,499,199
                                                ==========   ==========
       ASSUMING FULL DILUTION                    3,623,005    3,499,199
                                                ==========   ==========

                      See notes to financial statements.

                         WATER-JEL TECHNOLOGIES, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            Three Months Ended
                                                               November 30,
                                                            1995         1994

 Cash flows from operating activities:
   Net income                                          $   81,738    $  131,752
                                                       ----------    ----------
   Adjustment to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of marketable securities                (29,250)         -
     Depreciation and amortization                         55,763        52,932
     Gain on sale of property and equipment                (3,500)
     Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                                 137,077       198,626
      Inventories                                          (3,473)      (74,620)
      Prepaid expenses and other current assets             2,203       (56,667)
      Other assets                                         19,517        52,328
     Increase (decrease) in liabilities:
      Accounts payable and accrued expenses               (30,906)      161,346
                                                       ----------    ----------
  Total adjustments                                       147,431       333,945
                                                       ----------    ----------
     Net cash provided by operating
      activities                                          229,169       465,697
                                                       ----------    ----------
 Cash flows from investing activities:
    Investment in marketable securities                      -         (393,900)
    Proceeds from sale of marketable securities            36,750       937,500
    Acquisition of property and equipment                  (2,126)      (87,957)
    Proceeds from sale of property and equipment           15,000          -
    Notes receivable                                      150,000      (340,000)
                                                       ----------    ----------
       Net cash provided by investing activities          199,624       115,643
                                                       ----------    ----------

 Cash flows from financing activities:
   Proceeds from issuance of debt                            -          167,923
   Principal payment of long-term debt                     (9,800)       (2,575)
                                                       ----------    ----------
       Net cash provided by (used in)
        financing activities                               (9,800)      165,348
                                                       ----------    ----------
 Net increase in cash and cash equivalents                418,993       746,688

 Cash and cash equivalents -
     beginning of period                                2,924,322     2,077,893
                                                       ----------    ----------
 Cash and cash equivalents -
     end of period                                     $3,343,315    $2,824,581
                                                       ==========    ==========

                      See notes to financial statements.

                         WATER-JEL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               November 30, 1995

1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended November 30, 1995.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of August 31, 1995.

2.       INVENTORIES CONSISTED OF:

                                            November 30, 1995  August 31, 1995
                                            -----------------  ---------------
                                              (unaudited)

         Raw Materials                        $  707,996          $  733,481
         Finished goods                          408,846             379,888
                                              ----------          ----------
                                              $1,116,842          $1,113,369
                                              ==========          ==========

                         WATER-JEL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.       INVESTMENT IN MARKETABLE SECURITIES

         In September 1995, the Company sold 5,000 shares of common stock of a corporation which is affiliated with one of the Company's directors/shareholders. The Company received net proceeds from the sale of this security of approximately $36,750. As of January 15, 1996, the Company still owns 285,000 shares of common stock of this corporation with a market price of $6.00 per share.

4.       NOTES RECEIVABLE

         In March 1995, the Company loaned $150,000 to a corporation with which one of the Company's directors/shareholders has a consulting agreement. This note was fully repaid with interest in November 1995. In consideration for the loan the Company received 140,000 warrants. In November 1995, the corporation completed an initial public offering of securities. Concurrently with that offering it registered the Company's warrants for public resale. In January 1996, the Company sold its 140,000 warrants and received net proceeds from the sale of approximately $98,000.

         The Company has from time to time provided financing to emerging companies. The Company believes that such investments may be an area of significant opportunity notwithstanding the significant risks involved. It expects to provide additional such financings in the immediate future.

5.       SUPPLEMENTARY INFORMATION  -  STATEMENTS OF CASH FLOWS:

         The Company paid interest of $3,925 and $2,625 for the three months ended November 30, 1995 and 1994, respectively.

6.       EARNINGS PER SHARE:

         Earnings per common share has been computed using the weighted average number of common shares outstanding during each period presented.

7.       INCOME TAXES:

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net sales for the three months ended November 30, 1995 and 1994, respectively, were approximately $1,025,000 and $1,258,000, representing a 19% decrease in sales. Sales for the quarter ended November 30, 1994 were higher than usual because they included opening orders related to the Company's domestic consumer rollout in the south east and sales to a foreign government. Additionally, effective September 1, 1995, the Company reduced its pricing on certain items from its First Aid Product Line for Burns. The price reductions are designed to increase market share and consequently increase sales. The decrease in sales in the current quarter are principally attributable to these factors.

         Cost of goods for the three months ended November 30, 1995 and 1994 were approximately $422,000 as compared to $433,000, representing 41% and 34% of net sales, respectively. The increase in cost of goods sold is a direct result of the Company's price reduction. Selling, general and administrative expenses for the three months ended November 30, 1995 and 1994 were approximately $570,000 as compared to $728,000, representing a $158,000 decrease in expenses for the current period. During the quarter ended November 30, 1994, the Company incurred approximately $160,000 in consumer related advertising cost which were not incurred in the current period.

LIQUIDITY AND CAPITAL RESOURCES:

         At November 30, 1995 the Company had working capital of approximately $4,922,000 as compared to $4,748,000 at August 31, 1995. In September 1995, the Company sold 5,000 shares of common stock of a corporation which is affiliated with one of the Company's directors/shareholders. The Company received net proceeds from the sale of this security of approximately $36,750. As of January 15, 1996, the Company still owns 285,000 shares of common stock of this corporation with a market price of $6.00 per share. In March 1995, the Company loaned $150,000 to a corporation with which one of the Company's directors/shareholders has a consulting agreement. This note was fully repaid with interest in November 1995. In consideration for the loan the Company received 140,000 warrants which were registered in November 1995 with that corporations initial public offering. In January 1996, the Company sold its 140,000 warrants and received net proceeds of from the sale of these warrants of approximately $98,000.

         The consolidated statement of cash flows for the period ended November 30, 1995 reflects net cash provided by operating activities of $229,169. Cash provided by investing activities was

$199,624, consisting of proceeds from the sale of a marketable security of $36,750, payment of a notes receivable of $150,000, proceeds from the sale of property and equipment of $15,000 less acquisitions of property and equipment of $2,126.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of January 19, 1996 the Company had approximately $3,100,000 in cash.

                          PART II - OTHER INFORMATION

ITEM 1  -  Legal Proceedings

         In fiscal 1995, a lawsuit was commenced against the Company by Nortrade International, Inc. in the United States District Court of Utah. See
         Item 3. - Legal Proceedings in the Company's form 10-KSB for fiscal year end August 31, 1995 for further information.

ITEM 2  -  Changes In Securities

         None

ITEM 3  -  Defaults on Senior Securities

         None

ITEM 4  -  Submission to a Vote of Security Holders

         None

ITEM 5  -  Other Information

         None

ITEM 6  -  Exhibits and Reports on Form 8-K

         (a)   None

         (b)   None

                         WATER-JEL TECHNOLOGIES, INC.

                            243 VETERANS BOULEVARD

                             CARLSTADT, N.J. 07072

                           ------------------------

                                FILE # 0-13049

                           ------------------------


                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BY:   /s/ Peter D. Cohen
                                             PETER D. COHEN,
                                             PRESIDENT

                                       BY:   /s/ Alex M. Alaminos
                                             ALEX M. ALAMINOS,
                                             CONTROLLER

DATE:    January  19, 1996