Form 10QSB
period 1996-02-29
WATER JEL TECHNOLOGIES INC
filed 1996-04-19
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
   /x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 1996

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

               APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes

of common equity, as of the latest practicable date:   3,499,180 as of
April 16, 1996.

                   WATER-JEL TECHNOLOGIES, INC.
                               INDEX

PART I

  ITEM 1.  Financial Information                         Page No.


   Balance Sheet
    February 29, 1996 and August 31, 1995 . . . . . . . . . . 3

   Statement of Operations
    Six and Three Months Ended
    February 29, 1996 and February 28, 1995 . . . . . . . . . 4

   Statements of Cash Flow
    Six Months Ended February 29, 1996 and
     February 28, 1995   . . . . . . . . . . . . . . . . . .  5

  Notes to Financial Statements   . . . . . . . . . . . . . . 6-8

 ITEM 2.  Management's Discussion and Analysis of
          the Financial Condition and
          Results of Operations     . . . . . . . . . . . . . 9-10


PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . . 11-12

 Signatures   . . . . . . . . . . . . . . . . . . . . . . . . 13

                         WATER-JEL TECHNOLOGIES, INC.
                                 BALANCE SHEET


                                                                                      FEBRUARY 29,         AUGUST 31,
                                                                                          1996                1995
                                                                                          ----                ----
                                                                                      (Unaudited)
                     ASSETS

    CURRENT ASSETS:
    Cash and cash equivalents                                                        $ 3,319,029         $ 2,924,322
    Accounts receivable, net of allowance for
      doubtful accounts of $25,000 for Febraury 29,
     1996 and August 31, 1995, respectively                                              522,840             631,829
    Inventories (Note 2)                                                               1,135,030           1,113,369
    Notes receivable (Note 4)                                                            500,000             325,000
    Deferred income taxes                                                                136,000             136,000
    Prepaid expenses and other current assets                                            202,288             136,603
                                                                                      ----------         -----------

                                      TOTAL CURRENT ASSETS                             5,815,187           5,267,123
     PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of
     $1,300,005 at February 29, 1996
     $1,222,807 at August 31, 1995                                                       957,120           1,062,224
     OTHER ASSETS:
     Patents and trademarks, net of accumulated
      amortization of $89,364 at Febraury 29, 1996
      and $78,888 at August 31, 1995                                                     125,568             136,044
     Marketable securities available for sale at
      fair value (Note 3)                                                                947,494           1,255,931
     Deferred income taxes (Note 7)                                                      225,983             218,728
     Other assets                                                                        231,320             367,129
                                                                                      ----------         -----------
               TOTAL ASSETS                                                           $8,302,672         $ 8,307,179
                                                                                      ==========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                             $ 331,529         $   479,822
     Current portion of long-term debt                                                    39,200              39,200
                                                                                     -----------        ------------
         TOTAL CURRENT LIABILITIES                                                       370,729             519,022
                                                                                     -----------        ------------
     LONG-TERM DEBT                                                                      110,300             129,900
                                                                                     -----------        ------------
     COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:
     Common stock, $.08 par value, authorized 12,500,000 shares; 3,499,180 issued and outstanding at Febraury 29, 1996 and
      August 31, 1995, respectively                                                      279,934             279,934
     Preferred stock, $.08 par value;
      authorized 125,000 shares; -0-
      issued and outstanding                                                                  --                  --
     Unrealized gain on investments reported
      at fair value                                                                      324,628             450,759
     Additional paid-in capital                                                        9,633,335           9,633,335
     Deficit                                                                          (2,416,254)         (2,705,771)
                                                                                     -----------        ------------
                                                                                       7,821,643           7,658,257
                                                                                     -----------        ------------

             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                                    $ 8,302,672        $  8,307,179
                                                                                     ===========        ============

                      See notes to financial statements.

                         WATER-JEL TECHNOLOGIES, INC.

                             STATEMENT OF EARNINGS
                                  (Unaudited)


                                       SIX MONTHS ENDED                THREE MONTHS ENDED
                                 FEBRUARY 29,    FEBRUARY 28,      FEBURARY 29,     FEBRUARY 28,
                                    1996            1995             1996             1995
                                    ----            ----             ----             ----
REVENUES:
  Sales, net                     $1,930,367      $2,377,445       $  905,666       $1,119,747
  Interest income                    55,321          71,948           34,897           36,686
  Other income                      298,995              --          269,750               --
                                 ----------      ----------       ----------       ----------

                                  2,284,683       2,449,393        1,210,313        1,156,433
                                 ----------      ----------       ----------       ----------

COST AND EXPENSES:
  Cost of goods sold                834,695         926,450          412,552          493,079
  Selling, administrative
  and general                     1,082,871       1,316,330          516,308          591,118
  Interest expense                    7,600           6,071            3,674            3,446
                                 ----------      ----------       ----------       ----------

                                  1,925,165       2,248,851          932,534        1,087,643
                                 ----------      ----------       ----------       ----------

INCOME BEFORE
  INCOME TAXES                      359,517         200,542          277,779           68,790

INCOME TAX PROVISION                 70,000              --           70,000               --
                                 ----------      ----------       ----------       ----------

NET INCOME                       $  289,517      $  200,542       $  207,779       $   68,790
                                 ==========      ==========       ==========       ==========

NET INCOME PER
  COMMON SHARE
  PRIMARY                        $     0.08      $     0.06       $     0.06       $     0.02
                                 ==========      ==========       ==========       ==========
  ASSUMING FULL
    DILUTION                     $     0.08      $     0.06       $     0.06       $     0.02
                                 ==========      ==========       ==========       ==========

WEIGHTED AVERAGE
  NUMBER OF SHARES
    OUTSTANDING

    PRIMARY                       3,547,716       3,499,199        3,547,716        3,499,199
                                 ==========      ==========       ==========       ==========
    ASSUMING FULL
      DILUTION                    3,623,005       3,499,199        3,623,005        3,499,199
                                 ==========      ==========       ==========       ==========

                      See notes to financial statements.

                         WATER-JEL TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                         February 29,           February 28,
                                                             1996                   1995
                                                             ----                   ----
   Cash flows from operating activities:
     Net income                                          $  289,517              $  200,542
                                                         ----------              ----------
     Adjustment to reconcile net income to net
      cash provided by operating activities:
       Gain on sale of marketable securities               (474,000)                     --
       Bad debt expense                                     175,000                      --
       Depreciation and amortization                        110,726                 108,524
       Deferred income taxes                                 70,000                      --
       Gain on sale of property and equipment                (3,500)
       Changes in operating assets and
   liabilities:
       (Increase) decrease in assets:
        Accounts receivable                                 108,989                 185,043
        Inventories                                         (21,661)                (50,548)
        Prepaid expenses and other current assets           (65,685)                (14,942)
        Other assests                                       135,809                 (56,275)
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses              (148,293)                (15,166)
                                                         ----------              ----------

    Total adjustments                                      (112,615)                156,636
                                                         ----------              ----------

       Net cash provided by operating
        activities                                          176,902                 357,178
                                                         ----------              ----------

   Cash flows from investing activities:
      Investment in marketable securities                        --                (393,900)
      Proceeds from sale of marketable securities           579,000                 937,500
      Acquisition of property and equipment                  (6,595)               (171,285)
      Proceeds from sale of property and equipment           15,000                      --
      Notes receivable                                     (350,000)                     --
                                                         ----------              ----------

         Net cash provided by investing activities          237,405                 372,315
                                                         ----------              ----------

   Cash flows from financing activities:
     Proceeds from issuance of debt                              --                 167,923

     Principal payment of long-term debt                    (19,600)                (15,373)
                                                         ----------              ----------

         Net cash provided by (used in)
          financing activities                              (19,600)                152,550
                                                         ----------              ----------

   Net increase in cash and cash equivalents                394,707                 882,043
     in cash and cash equivalents -
       beginning of period                                2,924,322               2,077,893
                                                         ----------              ----------

   Cash and cash equivalents -
       end of period                                     $3,319,029              $2,959,936
                                                         ==========              ==========

                   See notes to financial statements.

                  WATER-JEL TECHNOLOGIES, INC.

                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)
                         February 29, 1996


1.   BASIS OF QUARTERLY PRESENTATION:

     The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

     The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended February 29, 1996.

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

2.   INVENTORIES CONSISTED OF:

                        February 29, 1996  August 31, 1995
                          (unaudited)

     Raw Materials        $  780,813         $  733,481
     Finished goods          354,217            379,888
                          ----------         ----------
                          $1,135,030         $1,113,369
                          ==========         ==========

                  WATER-JEL TECHNOLOGIES, INC.

                   NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)


3.   INVESTMENT IN MARKETABLE SECURITIES

     During the quarter ended November 30, 1995, the Company sold 5,000 shares of common stock of a corporation which is affiliated with one of the Company's directors/shareholders. During the quarter ended February 29, 1996 an additional 65,000 shares of common stock was sold and the Company received net proceeds of approximately $481,000. As of April 16, 1996, the Company still owns 215,000 shares of common stock with a market price of $7.00 per share.

     In January 1996, the Company sold 140,000 warrants which it had received in consideration for a loan to a corporation with which one of the Company's directors/shareholders has a consulting agreement. The Company received net proceeds from the sale of approximately $98,000.

4.   NOTES RECEIVABLE

     In January 1994, the Company loaned $250,000 to a non-affiliated corporation. This loan was evidenced by a note bearing interest at 8% per annum, and was payable by August 31, 1994. During fiscal 1995, the Company began pursuing collection of the loan, and reserved an allowance for bad debt of $75,000. During the quarter ended February 29, 1996, the Company reserved the remainder of the note. The Company is continuing its collection efforts.

     In February 1996, the Company loaned $500,000 to an individual. This loan is evidenced by a note bearing interest at 8% per annum and a $10,000 origination fee payable by April 30, 1996. The loan is secured and collateralized by 250,000 shares of common stock of a publicly listed corporation with a present market value of approximately $600,000. In further consideration for the loan the Company received 50,000 warrants to purchase common stock of another publicly listed corporation.

     The Company has from time to time provided financing to emerging companies. The Company believes that such investments may be an area of significant opportunity notwithstanding the significant risks involved.

5.   SUPPLEMENTARY INFORMATION  -  STATEMENTS OF CASH FLOWS:

     The Company paid interest of $7,600 and $6,071 for the six months ended February 29, 1996 and February 28, 1995, respectively.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     For the six months ended February 29, 1996 and February 28, 1995, the Company recorded net sales of approximately $1,930,000 and $2,377,000, representing a 19% decrease in sales. For the three months ended February 29, 1996 and February 28, 1995, the Company recorded net sales of approximately $905,000 and $1,120,000, also representing a 19% decrease in sales. This decrease is partially attributable to reduced sales in the government and consumer markets. In addition, effective September 1995, the Company lowered its pricing on certain items from its First Aid Product Line for Burns. This price change is designed to increase market share and consequently increase sales. These factors attributed to the decrease in sales for the current period.

     Cost of goods sold approximated $835,000 and $926,000 for the six months ended February 29, 1996 and February 28, 1995, representing 43% and 39% of net sales. Cost of goods sold for the three months ended February 29, 1996 and February 28, 1995 approximated $413,000 and $493,000, representing 46% and 44% of net sales, respectively.
Selling, administrative and general expenses decreased approximately $233,000 and $75,000 for the six and three months ended February 29, 1996, respectively. During the six months ended February 28, 1995, the Company incurred approximately $176,000 of selling expenses related to consumer marketing which was not present in the current period.

LIQUIDITY AND CAPITAL RESOURCES:

     At February 29, 1996, the Company had working capital of approximately $5,444,000 as compared to $4,748,000 at August 31, 1995. During the six months ended February 29, 1996, the Company sold 70,000 shares of common stock of Mark Solutions, Inc., a corporation with which one of the Company's directors/shareholders is affiliated. The Company received net proceeds from the sale of this security of approximately $481,000. In January 1996, the Company sold 140,000 warrants of Pen Interconnect Inc., a corporation with which one of the Company's directors/shareholders has a consulting agreement. The Company received net proceeds from the sale of the warrants of approximately $98,000. In February 1996, the Company loaned $500,000 to Segismundo Brodchandel. This loan is evidenced by a note bearing interest at 8% per annum and a $10,000 origination fee payable by April 30, 1996. The loan is secured and collateralized by 250,000 shares of common stock of a publicly listed corporation with a present market value of approximately $600,000. In further consideration for the loan the Company received 50,000 warrants to purchase common stock of another publicly listed corporation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In January 1994, the Company loaned $250,000 to Cabaret Royale, a non-affiliated corporation. This loan was evidenced by a note bearing interest at 8% per annum and was payable by August 31, 1994. During fiscal 1995, the Company began pursuing collection of the note and reserved an allowance for bad debt of $75,000. During the quarter ended February 29, 1996, the Company reserved the remainder of the note. The Company is continuing collection of the note.

     In January 1996, the Company's bank extended for a period of one year until January 1997 its line of credit. The line of credit bears interest at 3/4% over the bank's prime rate and has a maximum borrowing limit of $750,000. The line is secured by the accounts receivable and inventory of the Company. As of February 29, 1996 there were no balances outstanding in the line of credit. Additionally, the Company was extended for a period of one year until January 1997 a $250,000 term loan facility to assist in its equipment acquisitions. During fiscal 1995, the Company borrowed $166,000 from its term loan facility to assist in equipment acquisitions related to its new product line. As of February 29, 1996, the balance due on the term loan facility is approximately $125,000.

     The statement of cash flows for the period ended February 29, 1996 reflects net cash provided by operating activities of $176,902. Cash provided by investing activities was $237,405, consisting of proceeds from the sale of a marketable security of $579,000, payment of a notes receivable of $150,000, less issuance of a notes receivable of $500,000, proceeds from the sale of property and equipment of $15,000 less acquisition of property and equipment of $6,595.

     The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of April 16, 1996, the Company had approximately $3,000,000 in cash.

                        PART II  -  OTHER INFORMATION

ITEM 1  -  Legal Proceedings

     On April 12, 1996, Robert Daniels filed a complaint on the Supreme Court of the State of New York, New York (96601909) against the Company, and Yitz Grossman and Werner Haase who are directors of the Company. Mr. Daniels served as Executive Vice President of the Company until his termination in June 1995. On March 22, 1996 Mr. Daniels pleaded guilty in U.S. District Court for the district of New Jersey (Case No. ADL/9500370) to one count of conspiracy to commit wire fraud. In the complaint Mr. Daniels alleges that his employment was suspended, but not terminated, because he had provided information to the United States Attorney regarding alleged violations of law by defendants and that this suspension breached an employment agreement and violated the New Jersey whistle blower statute. He seeks approximately $100,000 in base salary, as well as benefits, perquisites and bonuses, costs, punitive damages, recovery of alleged losses relating to 128,125 stock options, and an injunction to reinstate his employment and against retaliatory actions by the Company. The Company disagrees with the allegations contained in the complaint which has not yet been served, and will respond to the suit in due course should it be served. On April 16, 1996, the Company sued Mr. Daniels and others in the Superior Court of New Jersey Chancery Division, Bergen County on claims relating to actions by Mr. Daniels following the termination of his employment.

ITEM 2  -  Changes In Securities

     None

ITEM 3  -  Defaults on Senior Securities

     None

ITEM 4  -  Submission to a Vote of Security Holders

     None

ITEM 5  -  Other Information

     In February 1996, the Company announced it had started discussions of a possible acquisition with Journeycraft, Inc. and its subsidiaries. This corporation is majority-owned and controlled by Mr. Werner Haase and Mrs. Nurit Kahane who is his wife. Mr. Haase has also served as a director of Water-Jel since 1987 and beneficially owns approximately 8% of the Company's common stock, after giving effect to the exercise of options. Negotiations for this transaction are continuing, but no understanding have been reached and no letter of intent has been signed.

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



DATE:    April 18, 1996