Form 10QSB
period 1996-05-31
WATER JEL TECHNOLOGIES INC
filed 1996-07-18
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended May 31,1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   7,011,160 as of
July 12, 1996.

                     WATER-JEL TECHNOLOGIES, INC.
                                 INDEX




PART I

  ITEM 1.  Financial Information                            Page No.


   Balance Sheets
    May 31, 1996 and August 31, 1995   . . . . . . . . . . .     3

   Statements of Operations
    Nine and Three Months Ended
    May 31, 1996 and 1995              . . . . . . . . . . .     4

   Statements of Cash Flow
    Nine Months Ended May 31, 1996
     and 1995                          . . . . . . . . . . .     5

  Notes to Financial Statements        . . . . . . . . . . .    6-8

 ITEM 2.  Management's Discussion and Analysis of
          the Financial Condition and
          Results of Operations        . . . . . . . . . . .    9-10


PART II

 Other Information        . . . . . . . . . . . . . . . . .    11-12

 Signatures               . . . . . . . . . . . . . . . . .      13

                             WATER-JEL TECHNOLOGIES, INC.
                                   BALANCE SHEETS

                                                             MAY 31,     AUGUST 31,
                                                              1996          1995
           ASSETS                                          (Unaudited)
           ------                                        -----------   -----------
     CURRENT ASSETS:
     Cash and cash equivalents                           $ 3,621,801   $ 2,924,322
     Accounts receivable, net of allowance for
      doubtful accounts of $25,000 for May 31,
      1996 and August 31, 1995, respectively                 754,022       631,829
     Inventories (Note 2)                                    976,794     1,113,369
     Notes receivable (Note 4)                                  -          325,000
     Deferred income taxes                                   136,000       136,000
     Prepaid expenses and other current assets               177,311       136,603
                                                         -----------   -----------
                   TOTAL CURRENT ASSETS                    5,665,928     5,267,123

     PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of
      $1,350,661 at May 31, 1996
      $1,222,807 at August 31, 1995                          931,757     1,062,224

     OTHER ASSETS:
      Patents and trademarks, net of accumulated
       amortization of $95,782 at May 31, 1996
       and $78,888 at August 31, 1995                        119,150       136,044
      Marketable securities available for sale at
       fair value (Note 3)                                   947,494     1,255,931
      Deferred income taxes (Note 7)                         242,983       218,728
      Other assets                                           345,602       367,129
                                                         -----------   -----------
                TOTAL ASSETS                             $ 8,252,914   $ 8,307,179
                                                         -----------   -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
      Accounts payable and accrued expenses              $   341,086   $   479,822
      Current portion of long-term debt                       39,200        39,200
                                                         -----------   -----------
          TOTAL CURRENT LIABILITIES                          380,286       519,022
                                                         -----------   -----------

     LONG-TERM DEBT                                          100,500       129,900
                                                         -----------   -----------

     COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY:
      Common stock, $.08 par value, authorized
       12,500,000 shares; 3,499,180 issued and
       outstanding at August 31, 1995 and

       3,506,662 issued and outstanding at                   280,533       279,934
       May 31, 1996, respectively
      Preferred stock, $.08 par value;
       authorized 125,000 shares; -0-
       issued and outstanding                                   -             -
      Unrealized gain on investments reported
       at fair value                                         324,628       450,759
      Additional paid-in capital                           9,647,483     9,633,335
      Deficit                                             (2,480,516)   (2,705,771)
                                                         -----------   -----------
                                                           7,772,128     7,658,257
                                                         -----------   -----------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                       $ 8,252,914   $ 8,307,179
                                                         ===========   ===========


                          See notes to financial statements.

                         WATER-JEL TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               NINE MONTHS ENDED         THREE MONTHS ENDED
                                    MAY 31,                   MAY 31,
                               -----------------         ------------------
                               1996         1995         1996          1995
    REVENUES:
      Sales, net           $3,018,945   $3,690,540    $1,088,578  $1,313,095
      Interest income          94,465       98,713        39,144      26,765
      Other income            298,995          -             -            -
                           ----------   ----------    ----------  ----------
                            3,412,405    3,789,253     1,127,722   1,339,860
                           ----------   ----------    ----------  ----------
    COST AND EXPENSES:
      Cost of goods sold    1,353,321    1,411,265       518,626     484,815
      Selling,
      administrative
       and general          1,769,948    2,124,168       687,138     807,837
      Interest expense         10,880       12,220         3,220       6,150
                           ----------   ----------    ----------  ----------
                            3,134,150    3,547,653     1,208,984   1,298,802
                           ----------   ----------    ----------  ----------
    INCOME (LOSS) BEFORE
     INCOME TAXES             278,255      241,600       (81,262)     41,058

    INCOME TAX
     PROVISION (BENEFIT)       53,000         -          (17,000)         -
                           ----------   ----------    ----------  ----------
    NET INCOME (LOSS)      $  225,255   $  241,600    $  (64,262) $   41,058
                           ==========   ==========    ==========  ==========
    NET INCOME (LOSS)
     PER COMMON SHARE
     PRIMARY               $     0.06   $     0.07    $    (0.02) $     0.01
                           ==========   ==========    ==========  ==========
     ASSUMING FULL
      DILUTION             $     0.06   $     0.07    $    (0.02) $     0.01
                           ==========   ==========    ==========  ==========

    WEIGHTED AVERAGE
     NUMBER OF SHARES
      OUTSTANDING
      PRIMARY               3,531,989    3,499,199     3,500,536   3,499,199
                           ==========   ==========    ==========  ==========
      ASSUMING FULL
       DILUTION             3,582,182    3,499,199     3,500,536   3,499,199
                           ==========   ==========    ==========  ==========

                      See notes to financial statements.
                                       4

                         WATER-JEL TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                                May 31,
                                                          1996         1995
                                                          ----         ----
 Cash flows from operating activities:
   Net income                                        $  225,255    $  241,600
                                                     ----------    ----------
   Adjustment to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of marketable securities             (474,000)         -
     Bad debt expense                                   175,000          -
     Depreciation and amortization                      167,797       145,281
     Deferred income taxes                               53,000          -
     Gain on sale of property and equipment              (3,500)         -
     Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                              (122,193)       40,660
      Inventories                                       136,575      (360,841)
      Prepaid expenses and other current assets         (40,708)      (61,850)
      Other assests                                      21,527        13,301
     Increase (decrease) in liabilities:
      Accounts payable and accrued expenses            (138,736)      124,272
                                                     ----------    ----------
  Total adjustments                                    (225,238)      (99,177)
                                                     ----------    ----------
     Net cash provided by operating
      activities                                             17       142,423

 Cash flows from investing activities:
    Investment in marketable securities                    -         (393,900)
    Proceeds from sale of marketable securities         579,000       937,500
    Acquisition of property and equipment               (31,888)     (163,877)
    Proceeds from sale of property and equipment         15,000          -
    Notes receivable                                    150,000      (150,000)
                                                     ----------    ----------

       Net cash provided by investing activities        712,112       229,723
                                                     ----------    ----------
 Cash flows from financing activities:
   Proceeds from issuance of debt                          -          167,923
   Principal payment of long-term debt                  (29,400)      (37,247)
   Proceeds on issuance of common stock                  14,750          -
                                                     ----------    ----------
       Net cash provided by (used in)
        financing activities                            (14,650)      130,676

                                                     ----------    ----------
 Net increase in cash and cash equivalents              697,479       502,822

 Cash and cash equivalents -
     beginning of period                              2,924,322     2,077,893
                                                     ----------    ----------
 Cash and cash equivalents -
     end of period                                   $3,621,801    $2,580,715
                                                     ==========    ==========

                      See notes to financial statements.
                                       5

                         WATER-JEL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  May 31,1996



1.   BASIS OF QUARTERLY PRESENTATION:

     The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

     The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended May 31, 1996.

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

2.   INVENTORIES CONSISTED OF:

                         May 31, 1996        August 31, 1995
                         -------------       ---------------
                           (unaudited)

     Raw Materials         $ 616,512             $  733,481
     Finished goods          360,282                379,888
                           ---------             ----------
                           $ 976,794             $1,113,369
                           =========             ==========

                         WATER-JEL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   INVESTMENT IN MARKETABLE SECURITIES


     During the quarter ended November 30, 1995, the Company sold 5,000 shares of common stock of a corporation which is affiliated with one of the Company's directors/shareholders. During the quarter ended February 29, 1996 an additional 65,000 shares of common stock was sold and the Company received net proceeds of approximately $481,000. As of July 12, 1996, the Company owns 215,000 shares of common stock with a market price of $5.69 per share.

     In January 1996, the Company sold 140,000 warrants which it had received in consideration for a loan to a corporation with which one of the Company's directors/shareholders has a consulting agreement. The Company received net proceeds from the sale of approximately $98,000.

4.   NOTES RECEIVABLE

     In April 1996, the Company received payment on its loan for $500,000 which had been given to an individual. As further consideration for the loan the Company received warrants to purchase 50,000 shares of common stock of another publicly listed corporation.

     The Company has from time to time provided financing to emerging companies. The Company believes that such investments may be an area of significant opportunity notwithstanding the significant risks involved.

5.   SUPPLEMENTARY INFORMATION  -  STATEMENTS OF CASH FLOWS:

     The Company paid interest of $10,880 and $12,220 for the nine months ended May 31, 1996 and 1995, respectively.


6.   EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per common share has been computed using the weighted average number of common shares outstanding during each period presented.

7.   INCOME TAXES:

     The Company has adopted the Financial Accounting Standards new standard on accounting for income taxes, Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between fin ancial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

8.   SUBSEQUENT EVENT:

     On July 2, 1996, the Company acquired Journeycraft, Inc. and Theracom Communications, Inc. The Company issued approximately 3,500,000 shares of common stock in exchange for all of the outstanding shares of Journeycraft,

     Inc. and Theracom Communications, Inc. The acquisition was effected by merging wholly-owned subsidiaries of the Company into Journeycraft, Inc. and Theracom Communications, Inc. The acquisition will be accounted for as a pooling of interests.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     On July 2, 1996, the Company acquired Journeycraft, Inc. and Theracom Communications, Inc. The Company issued approximately 3,500,000 shares of common stock in exchange for all of the outstanding shares of Journeycraft, Inc. and Theracom Communications, Inc. The acquisition was effected by merging wholly-owned subsidiaries of the Company into Journeycraft, Inc. and Theracom Communications, Inc. The acquisition will be accounted for as a pooling of interests. The financial statements presented in this report and the discussion below do not include any financial information for Journeycraft, Inc. and Theracom Communications, Inc.

     For the nine months ended May 31, 1996 and 1995, the Company recorded net sales of approximately $3,019,000 and $3,691,000, representing a 18% decrease in sales. For the three months ended May 31, 1996 and 1995, the Company recorded net sales of approximately $1,089,000 and $1,313,000, representing a 17% decrease in sales. This decrease is partially attributable to reduced sales in the government and consumer markets. In addition, effective September 1995, the Company lowered its pricing on certain items from its First Aid Product Line for burns. This price change is designed to increase market share and consequently increase sales. These factors contributed to the decrease in sales for the current period.

     Cost of goods sold approximated $1,353,000 and $1,411,000 for the nine months ended May 31, 1996 and 1995, representing 45% and 38% of net sales. Cost of goods sold for the three months ended May 31, 1996 and 1995 approximated $519,000 and $485,000, representing 48% and 37% of net sales, respectively. Selling, administrative and general expenses decreased approximately $354,000 and $121,000 for the nine and three months ended May 31, 1996, respectively. The principal reason for this decrease is that during the nine months ended May 31, 1995, the Company incurred approximately $433,000 of selling expenses related to consumer marketing which was not present in the current period.

LIQUIDITY AND CAPITAL RESOURCES:

     At May 31, 1996, the Company had working capital of approximately $5,286,000 as compared to $4,748,000 at August 31, 1995. This increase is primarily due to sales of marketable securities. During the nine months ended May 31, 1996, the Company sold 70,000 shares of common stock of Mark Solutions, Inc., a corporation with which one of the Company's directors/shareholders is affiliated. The Company received net proceeds from the sale of this security of approximately $481,000. In January 1996, the Company sold 140,000 warrants of Pen Interconnect Inc., a corporation with which one of the Company's

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


directors/shareholders has a consulting agreement. The Company received net proceeds from the sale of the warrants of approximately $98,000. In April 1996, the Company was paid for a loan which it had given in February 1996 for $500,000 to Segismundo Brodchandel. As further consideration for the loan the Company received warrants to purchase 50,000 shares of common stock of another publicly listed corporation.

     The statement of cash flows for the period ended May 31, 1996 reflects net cash provided by operating activities of $17. Cash provided by investing activities was $712,112, consisting of proceeds from the sale of a marketable security of $579,000, payment of a notes receivable of $150,000, proceeds from the sale of property and equipment of $15,000 less acquisition of property and equipment of $31,888.

     The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of July 12, 1996, the Company had approximately $3,700,000 in cash.

                     PART II  -  OTHER INFORMATION

ITEM 1  -  Legal Proceedings

     On April 12, 1996, Robert Daniels filed a complaint on the Supreme Court of the State of New York, New York (96601909) against the Company, and Yitz Grossman and Werner Haase who are directors of the Company. On March 22, 1996 Mr. Daniels pleaded guilty in U.S. District Court for the district of New Jersey (Case No. ADL/9500370) to one count of conspiracy to commit wire fraud. In the complaint Mr. Daniels alleges that his employment was suspended, but not terminated, because he had provided information to the United States Attorney regarding alleged violations of law by defendants and that this suspension breached an employment agreement and violated the New Jersey whistle blower statute. He seeks approximately $100,000 in base salary, as well as benefits, perquisites and bonuses, costs, punitive damages, recovery of alleged losses relating to 128,125 stock options, and an injunction to reinstate his employment and against retaliatory actions by the Company. The Company disagrees with the allegations contained in the Complaint. On April 16, 1996, the Company sued Mr. Daniels and others in the Superior Court of New Jersey Chancery Division, Bergen County on claims relating to actions by Mr. Daniels following the termination of his employment. Mr. Daniels has agreed to dismiss the New York action without prejudice so that the claims can be litigated in the New Jersey action. The case is currently in the discovery stage and no trial date has been set.

ITEM 2  -  Changes In Securities

     None

ITEM 3  -  Defaults on Senior Securities

     None

ITEM 4  -  Submission to a Vote of Security Holders

     None

ITEM 5  -  Other Information

     On July 2, 1996, the Company acquired Journeycraft, Inc. and Theracom Communications, Inc. The Company issued approximately 3,500,000 shares of common stock in exchange for all of the outstanding shares of Journeycraft, Inc. and Theracom Communications, Inc. The acquisition was effected by merging wholly-owned subsidiaries of the Company into Journeycraft, Inc. and Theracom Communications, Inc. The acquisition will be accounted for as a pooling of interests.

ITEM 6  - Exhibits and Reports on Form 8-K

     (a)  None

     (b) On July 12, 1996, The Company filed a Report of Form 8-K reporting the acquisition of Journeycraft, Inc. and Theracom Communications, Inc. and the change of control of the Company to the principal stockholders of Journeycraft, Inc and Theracom Communications, Inc.

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



                                   BY:   /s/ Werner Haase
                                        WERNER HAASE,
                                        CHIEF EXECUTIVE OFFICER


                                   BY:   /s/ Alex M. Alaminos
                                        ALEX M. ALAMINOS,
                                        CONTROLLER









DATE:    July 18, 1996