Form 10KSB
period 1996-08-31
WATER JEL TECHNOLOGIES INC
filed 1996-12-13
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         / / Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

   For the fiscal year ended August 31, 1996

         / / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from __________ to __________

    Commission file number 0-13049

                          WATER-JEL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                   New York                                 13-3006788
-----------------------------------------------    ----------------------------
       (State of Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

  243 Veterans Boulevard, Carlstadt, New Jersey                07072
-----------------------------------------------    ----------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (201) 507-8300
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12 (g) of the Exchange Act:

                                  Common Stock
-------------------------------------------------------------------------------
                                (Title of Class)

                                Class A Warrants
-------------------------------------------------------------------------------
                                (Title of Class)

                                Class B Warrants
-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for past 90 days.

Yes    X      No
    -------      -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year. $54,863,574

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $6,740,400 as of December 11, 1996.

Documents Incorporated by Reference: See Footnotes to Exhibits

Item 1.  Description of Business

Introduction

         Water-Jel Technologies, Inc., (the "Company") is a New York corporation established in September 1979 to develop, manufacture, and market products using its Water-Jel gel as emergency first aid for burn injuries. The Company also manufactures and markets a line of generic creams and ointments.

In July 1996, the Company acquired all of the outstanding stock of Journeycraft, Inc. ("Journeycraft") and Theracom, Inc. ("Theracom"). These acquisitions significantly expanded the scope of the Company's operations to include three new businesses, each larger than its historical business. These new businesses provide a wide variety of innovative services for enhancing people productivity. In addition to the original Water-Jel business, the Company's operations now include:

         X-Ceed Motivation, which provides services to major corporations in the field of performance improvement and internal corporate communications, including pioneering use of Internet technology for employee and customer communications,

         Journeycorp Travel Management, which provides retail corporate travel-related services, and

         Theracom Communications, which provides training, communication and data to the healthcare industry.


General

         Companies today operate in an increasingly competitive global economic environment in which constantly improving productivity is a business necessity. While this has generated a host of management theories, fads, and buzzwords, it is generally recognized that the core need is to help the people who make the company go to work more efficiently and productively. Media accounts of corporate efforts to achieve this have often focused on negative aspects such downsizing and increasing work hours. However, many business leaders know that the most effective ways of realizing increased people productivity are positive. These include improving incentives, communications, training, information, and work-related services. The Company believes that it provides one of the most comprehensive varieties of services available to modern corporations for enhancing their people productivity. These services are not the simple "motivational" or "reengineering" efforts often advocated by modern management consultants. Rather, the Company offers concrete, practical, customized services to help companies' able people to do their work smarter and better.

         The development of the Company's three new businesses has followed a common approach. Each began with an established basic business, respectively sales award programs, a corporate travel agency, and arranging meetings for health professionals with the financial support of pharmaceutical manufacturers. These basic businesses have served as platforms from which the Company has launched expanded services using modern information technology, such as the Internet, wider applications of its existing services, and new productivity enhancing products.

X-Ceed Motivation ("X-Ceed")

         X-Ceed provides full-service performance improvement programs for major corporate clients. Traditionally these programs have focused on incentive programs for sales people. However, in recent years these programs have been expanded to include non-sales employees, dealers, customers, and suppliers. Most importantly, the Company has built from the base of its established incentive program business into the provision of services for establishing and operating Intranet programs for corporate clients which go beyond the scope of specific incentive programs.

         According to an industry trade journal, spending on full-service performance improvement businesses could exceed $6 billion in 1996 and has been steadily expanding at 3% to 4% annually since the 1980s. Incentive programs offer awards consisting of merchandise, special group travel programs, or recognition memorabilia such as plaques, custom jewelry, clothing with corporate insignia, and so forth. In addition, X-Ceed supplies ongoing communication regarding the program. This consists of publicizing and promoting the incentives to their target audience and providing information in tracking the performance which is being incentivized. Areas of performance covered by the programs can include sales results, customer retention, new product introductions, skill improvement, and market share increases.

         These communications are critical to the success of an incentive program since even the most elaborate merchandise catalog or travel brochure can quickly become outdated or forgotten. X-Ceed has pioneered the use of dedicated corporate Intranet sites to communicate information about incentive programs. "Intranet" refers to the use of the Internet for internal corporate communications. Using an Intranet site to communicate about incentive programs permits X-Ceed to continuously update information about awards, to facilitate award orders by taking them over the Intranet, to make the programs more exciting through the use of interactive and multimedia programming, and most critically, to supply a continual flow of information relevant to achieving the performance being awarded.

         This last feature has permitted X-Ceed to expand its corporate communication services beyond managing its incentive programs. Information relevant to improving performance includes virtually every kind of information which a company would want to communicate to its employees and affiliates such as suppliers and customers. In addition to establishing an Intranet system, X-Ceed can provide customized software which, in addition to operating incentive programs, can process internal information in numerous ways, access external databases, implement training and certification programs, and permit communication directly between people on the "frontline" without having to be processed through a central office. By maximizing access to information and relating it to a company's incentive program structure, X-Ceed assists companies in enabling as well as motivating their people to achieve successful results.

         In the fiscal year ended August 31, 1996 ("fiscal 1996") X-Ceed had revenues of approximately $35,455,000, accounting for approximately 64% of the Company's revenues in fiscal 1996. In addition, X-Ceed's Atlanta office had revenues of approximately $9,000,000 from April 1 to August 31, 1996 which were not consolidated with the Company's revenues because the Company's ownership of the Atlanta office decreased to 50%. See "Item 6 -- Management's Discussion and Analysis or Plan of Operations -- Results of Operations." X-Ceed markets its services through direct contacts by sales representatives with sales and human resource executives. X-Ceed has 48 employees with offices in Atlanta and Los Angeles as well as its New York City headquarters.

         Strategy. With established expertise and a body of custom software products for setting up Intranet systems, X-Ceed intends to expand its internal corporate communications services business as a product independent of its traditional incentive business. In addition to offering diversification and access to an expanding area of business activity, the Company believes that internal corporate communications services offers better returns than the traditional incentive business. Incentive services have traditionally been paid for on the basis of a percentage of the awards used, whereas X-Ceed can charge negotiated fees for its Intranet services. X-Ceed will also use its ability to set up and manage Intranet communications to aggressively pursue expansion of its incentive program business.


         Proprietary Information. The Company considers its Internet technologies to be proprietary and protects its proprietary information with standard secrecy agreements. The Company does not have, but intends to apply for, copyright protection for certain of its proprietary Intranet software. The Company may have limited legal recourse should this proprietary information be disclosed publicly or to competitors.

         Competition. Numerous companies provide incentive program services, some of which are significantly larger and have access to more extensive resources than the Company. These include Maritz, Inc., Carlson Marketing Group, BI Performance Services, and S&H Citadell. In addition, new competitors are continually forming in the area of Internet services. X-Ceed must also compete with corporations' internal motivation staffs and efforts. X-Ceed competes on the basis of price and the quality of its services. Constant innovation in service offerings is especially important in the area of Internet services.

Journeycorp Travel Management ("Journeycorp")

         Journeycorp provides comprehensive travel services primarily for business travel by corporate clients. Travel services include trip planning, reservations, ticketing, and other incidental services. In addition, Journeycorp provides corporate travel policy consultation and management information systems ("MIS"). Journeycorp receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers. Journeycorp also receives management fees from certain business travel accounts. Journeycorp's MIS services assist clients in managing their travel and entertainment budgets. This expense management system captures travel expense data and analyzes it in order to provide clients with a program to plan, account for and control travel and entertainment expenses. Journeycorp also seeks to combine orders of different clients in order to obtain volume discounts. Like X-Ceed, Journeycorp is using Internet technologies and software to facilitate direct booking through the Internet, to access current account data via E- mail, and to quickly create travel expense reports, analyses, and accounting.

         An industry journal estimates that Journeycorp's corporate travel business is 35th in size in the United States with a much larger market position in the New York metropolitan area. In particular, Journeycorp emphasizes industries such as entertainment, financial services, and retail marketing which tend to be located in New York and California. These industries seem to require more customized services than are generally available from centralized mass reservation centers.

         In fiscal 1996, Journeycorp had revenues of approximately $10,811,000, accounting for approximately 20% of the Company's total revenues in fiscal 1996.

Journeycorp markets its services through direct contacts by sales representatives with executives, targeted direct mailings, and participation in trade shows. Journeycorp has 118 employees with offices in Los Angeles, Chicago, and Teaneck, New Jersey as well as two offices in New York City. In addition, Journeycorp operates on-site offices at many clients and uses the services of a number of associated independent travel agents.

         Strategy. In 1995, U. S. airlines imposed changes in travel agent compensation which resulted in fees being paid on a per- transaction basis rather than as a percentage of bookings. Journeycorp intends to continue to reorient its business toward fee-based travel management, consulting, and MIS systems with a particular emphasis on using Internet technologies to assist clients in increasing the efficiency of their travel operations. In its traditional corporate travel agency business, Journeycorp will strive to maximize profitability by emphasizing higher margin travel through its regional and industry specializations, including a strong emphasis on international travel where the more lucrative travel agency commission structure remains in place.

         Competition. Vigorous competition is encountered in the travel business from more than 30,000 travel agents and direct sales by airlines and travel suppliers in the U.S. and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years, including the fact that a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased services to regional and national business travel clients and in other activities. In addition, many companies have established in-house travel departments. Companies are also seeking alternative channels to make travel arrangements, such as on-line vendors or in some cases "ticketless" airline services that require booking directly with the airlines.

         American Express is the largest provider of corporate as well as other travel services. Other major competitors in Journeycorp's regional markets are VTS Travel, Direct Travel, and McGregor Travel Management. In addition to American Express, many of the Company's other competitors are significantly larger and have access to more extensive resources than the Company. The quality of service is a major area in which the Company competes in addition to its ability to provide additional travel management and MIS services.

Theracom Communications ("Theracom")

         Theracom provides integrated training, communication and data to the healthcare industry. Traditionally, meetings to provide medical information to healthcare professionals have been paid for by major pharmaceutical companies. However, by law such meetings must be organized and controlled by independent third parties. Theracom provides all the services necessary to organize such meetings, such as locating speakers, publicity, and travel and meeting place arrangements. Theracom also provides ongoing data flow and feedback to and from pharmaceutical manufacturers and healthcare professionals such as physicians and pharmacists.

         From this base, Theracom has expanded into providing healthcare information services beyond these traditional channels. The most important of these new areas is patient education. With increasing competition and cost pressures, the healthcare industry has recognized that communicating medical information to patients reduces usage of medical services, attracts patients, and helps create a cooperative atmosphere that minimizes malpractice litigation. One successful program has been information on menopause. Rather than simply producing program materials, Theracom focuses on training healthcare professionals at hospitals, public health agencies, managed care companies, and corporate "wellness" departments in effective presentation of its programs. In particular, Theracom focuses on making such programs interactive rather than simply lectures.

         In fiscal 1996, Theracom had revenues of approximately $4,375,000, accounting for approximately 8% of the Company's total revenues in fiscal 1996. To date, Theracom has principally marketed its services through direct contacts. It intends to also begin participating in trade shows. Theracom has seven employees and operates from an office in Glen Rock, New Jersey.

         Strategy. Theracom intends to expand its healthcare information meeting business by emphasizing ancillary information services such as continuing education and feedback programs. Theracom also intends to expand its patient education business by creating new programs and marketing its current programs. This latter effort is especially important in reducing Theracom's dependence on Pfizer, Inc., which to date has been its principal customer. Another significant area of expansion will be extending healthcare information programs to healthcare professionals such as paramedics, practical nurses, physician's aids and others who are becoming increasingly important under managed health care. See "Risk Factors -- Dependence on Few Customers."

         Competition. The medical communication industry is large and diverse with extensive competition among many companies in both traditional medical information meetings as well as patient education. Advertising agencies are major new competitors in the meeting business. These and many other competitors are significantly larger, have been in existence longer, and have access to more extensive resources than the Company. The quality of service, price and the innovative nature of its programs are the major areas in which Theracom competes.

         To date, most of Theracom's business has come from one customer, and

Theracom has also competed by customizing its services to the particular requirements of that customer. There can be no assurance that these specialized services will be marketable to other customers without costly modifications.

Water-Jel Technologies ("Water-Jel")

         Water-Jel comprises the Company's principal business prior to the acquisition of Journeycraft and Theracom. Water-Jel currently markets three product lines, the Water-Jel First Aid Product Line for Burns, generic creams and ointments, and single use containers of Visine.

         Water-Jel First Aid Product Line For Burns. The Water-Jel First Aid Product Line consists of Fire Blankets, Burn dressings, Burn-Jel, UnBurn and Cool-Jel. The Fire Blankets provide emergency first aid to burn victims at the scene of a fire and during transportation to the hospital. They also can be used to prevent small fires from spreading, to extinguish fires by wetting and cooling, to handle hot materials, and to protect trapped individuals as they escape a fire. Water-Jel Sterile Burn Dressings provide emergency first aid for victims who have small area body burns. By packaging the Burn Dressings in a laminated polyester foil packet, the Water-Jel Burn Dressing is easily transported and stored. Water-Jel Burn Jel is a topical gel designed for minor burns and Water-Jel UnBurn is a topical gel designed for minor sunburns. Both combine the active ingredient Lidocaine, allowing fast relief of pain, with the Company's Water-Jel gel, which cools and soothes the burn site or sunburn. Water-Jel Cool-Jel is a moisturizing topical cooling gel which can be used for relief of minor burns, cuts and scrapes by cooling the affected area and forming a protective barrier. All Water-Jel First Aid products use the Company's Water-Jel gel, which is made from tropical plant oils and is very effective in quickly cooling and soothing burns.

         Generic Cream and Ointment Line. The Company has formulated a line of generic creams and ointments. The line consist of a First Aid Cream with moisturizing Aloe, Hydrocortisone Cream 1%, and Triple Antibiotic ointment.

         Visine Single Line. Pursuant to an arrangement with Pfizer Inc, the Company began distributing Visine Singles unit dose eye drops to the industrial marketplace in the second quarter of fiscal 1995. Visine Singles provide individuals fast relief from dry irritated eyes by moisturizing and soothing.

         In fiscal 1996, Water-Jel's sales were approximately $4,223,000, accounting for approximately 8% of the Company's total revenues in fiscal 1996. Water-Jel's marketing efforts emphasize advertising in trade journals, a direct mail campaign to industry groups, trade shows and conventions. Water-Jel employs 28 people, and operates its manufacturing and warehousing from its 17,700 square foot facility located in Carlstadt, New Jersey. The Company has an additional 9,600 square feet of warehouse space available near its main facility.

         Strategy. Water-Jel has been working on the development of generic creams and ointments as well as other complimentary products which would be initially marketed to industry. It is also exploring the development or acquisition of other products compatible with its business.

         Government Regulation. Water-Jel's products and manufacturing practices are subject to regulation by the Food and Drug Administration ("FDA") as well as by similar foreign authorities. FDA requirements include adherence to good manufacturing practices, proper labeling, and either premarket notification or premarket approval (depending on the category of product) prior to commercial marketing in the United States.

         The Water-Jel Fire Blankets and Burn Dressings are medical devices subject to regulation by the FDA. The Company has effective filings of premarket notifications for these products under Section 510(k) of the Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act. Water-Jel's generic creams and ointment, Burn Jel and UnBurn line are classified as over the counter ("OTC") drug. The Company has the necessary good manufacturing practice and quality controls to manufacture such over the counter drugs in its facility.

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

         Patents and Trademarks. As a result of research and development efforts in modifying and improving the Water-Jel gel, in January 1995, the Company was granted a patent for a synthetic fabric containing a therapeutic, non-toxic, water-soluble and biodegradable gel used in the Burn Dressing product line. In September 1996, the Company was granted a patent for a water-based formulation which can be used for the treatment of sunburns. This product is marketed under the name UnBurn. The Company has obtained United States and foreign registrations for several trademarks for use on Water-Jel's products. These marks and logos are used on the packaging of Water-Jel's products.

         Competition. The market in which Water-Jel currently operates is characterized by competition and rapid technological change.
Other firms, including Spenco Medical Corporation, C.R. Bard, Inc.
and Johnson & Johnson Products, Inc. manufacture and market fire blankets, burn dressings and related fire safety products and have been in business for a longer period of time, are better established, have financial resources substantially greater, and have more extensive facilities than those which now, or in the foreseeable future, may be available to the Company. While some segments of the market are dominated by large manufacturers, other segments of the market are characterized by intense competition among independent product manufacturers.

         In the opinion of the Company's management, the Company's burn first aid products are superior to the dry "fire" blankets and antiseptic sprays, combinations of salve covered with sterile gauze and sterile pre-wetted dressings of its competitors. Water-Jel products cool the wound by removing excess heat and loosen burned-on clothing. While dry "fire" blankets extinguish a fire by oxygen deprivation or smothering, the Company's Water-Jel Fire Blankets also remove excess heat from the victim's body and clothing by wetting and cooling, thereby reducing the possibility of re-combustion. Also, Water-Jel Burn Dressings come in a single unit and maintain their moistness longer than dressings pre-wetted only with water.

         In fiscal 1995 Nortrade International, Inc. ("Nortrade") introduced a product which attempts to duplicate the Company's First Aid Product Line for Burns. The Company believes that it will be able to compete with Nortrade based upon the Company's established customer base, superior customer service and its ability to offer a more diverse range of products.

Employees

         The Company currently employs approximately 200 persons. Breakdowns by division are given under the separate division descriptions above. The Company is not a party to any collective bargaining agreements and considers its relations with its employees to be good.

Risk Factors

         Although not usually included in a Form 10-KSB annual report, because this is its first annual report since the acquisition of Journeycraft and Theracom, the Company is including here certain risk factors relating to its business.

         Competition. The markets in which the Company currently operates are characterized by intense competition and rapid technological change. Competitors include companies which are substantially larger and have greater resources than the Company.

         Important competitors for X-Ceed include Maritz, Inc., Carlson Marketing Group, BI Performance Services, and S&H Citadell. In addition, X-Ceed competes with numerous smaller consultants and companies. In particular, new competitors are continually forming in the area of Internet services. X-Ceed must also compete with corporations' internal motivation staffs and efforts. X-Ceed competes on the basis of price and the quality of its services. Constant innovation in service offerings is especially important in the area of Internet services. See "Market and Technological Change" and "X-Ceed Motivation -- Competition."

         Journeycorp competes with numerous retail travel agents in providing travel-related services to businesses. Major corporate competitors include American Express and Carlson Marketing. The quality of service is a major area in which the Company competes. In addition, competition based upon cost has recently increased due to the trend toward fee-based compensation. See "Market and Technological Change" and "Journeycorp Travel Management -- Competition."

         Theracom competes with many advertising agencies and communications consultants which provide communications services to the healthcare industry. Theracom competes on the basis of price and the quality of its services. To date, most of Theracom's business has come from one customer, and Theracom has also competed by customizing its services to the particular requirements of that customer. There can be no assurance that these specialized services will be marketable to other customers without costly modifications. See "Dependence on Few Customers" and "Theracom Communications -- Competition."

         With respect to the Water-Jel emergency first aid products division, other firms, including Spenco Medical Corporation, C.R. Bard, Inc. and Johnson & Johnson Products, Inc. manufacture and market fire blankets, burn dressings and related fire safety products and have been in business for a longer period of time, are better established, have financial resources substantially greater, and have more extensive facilities than those which now, or in the foreseeable future, may be available to the Company. While some segments of the market are dominated by large manufacturers, other segments of the market are characterized by intense competition among independent product manufacturers. See "Water-Jel Technologies -- Competition."

         Market and Technological Change. Several of the markets in which the Company's products and services are being offered are undergoing technological advances and other changes.

         In particular, the corporate travel business is changing from commission to fee-based services in which corporate travel services providers such as Journeycorp are paid fixed fees in lieu of commissions based upon the volume of travel services purchased. In addition, airlines are reducing or terminating the payment of commissions to travel agents. These developments have tended to reduce the revenues available to travel service providers such as Journeycorp. Also, the corporate travel business is experiencing technological changes such as "ticketless" air travel and Internet- based reservation systems which are tending to reduce the need for outside travel agents. These changes are further accelerating the trend for travel services businesses to act as consultants working for fixed fees rather than commission-based booking agencies.

         A significant amount of X-Ceed's business is based upon the development of innovative technologies for delivering incentive programs using the Internet. The Internet is characterized by rapid technological advances which may render X-Ceed's technologies out- of-date or obsolete.


         There is no assurance that the Company will be in a position to adapt to such technological advances and market changes.

         Dependence on Few Customers. Most of Theracom's services are supplied to one customer, Pfizer, Inc. Of the revenues from X- Ceed's business, during fiscal 1996 56% was derived from two customers, MCI International and Pfizer, Inc. On a consolidated basis, Pfizer and MCI represented 24% and 20%, respectively, of the Company's revenues during fiscal 1996. The loss of either of these customers could materially adversely affect the Company's business and prospects.

         No Contracts with Customers. Generally, the Company does not have any written agreements with its customers, or such agreements are terminable at will upon relatively short notice. Unexpected or other termination of relations with significant customers could adversely affect the Company's business and prospects. See "Competition" and "Dependence on Few Customers."

         Market Acceptance for Company's Products and Services. The Company believes that its ability to market its products and services requires educating potential users as to their benefits and applications. This is particularly the case for the Internet technologies developed by X-Ceed and the Water-Jel jel-based products sold by the emergency first aid products division. No assurance can be given that the Company will be able to successfully increase the market for its products and services.

         Possible Need for Additional Financing. While the Company has sufficient capital resources to conduct its current activities, it will require additional financing in order to expand its current operations. There are no definitive plans or arrangements in effect currently to obtain such additional funds, which could consist of additional borrowing, the issuance of equity securities on a private placement basis, or steps to encourage the exercise of the Company's outstanding Redeemable Warrants. The timing and amount of any additional financing that is required to continue the development and marketing of the Company's services and products and for other purposes will depend on the ability of the Company to improve its operating results and other factors. There can be no assurance that any additional financing will be available to the Company on terms acceptable to the Company or that such additional financing, if available, would not result in substantial dilution of the equity interests of existing stockholders.

         Limited Patents and Proprietary Information. The Company's X- Ceed subsidiary has developed technologies for applying the Internet to employee and customer incentive programs. The Company considers these Internet technologies to be proprietary. The Company protects its proprietary information with standard secrecy agreements. There can be no assurance that the parties to such agreements, other than the Company, will not breach any of the provisions of such agreements and that, in the event of a breach or threatened breach, the Company will be able to enforce its rights under the agreements. Should the Company's proprietary technologies be disclosed, the business and prospects of the Company could be adversely affected. The Company does not have, but intends to apply for, copyright protection for its proprietary X-Ceed technologies. The Company may have limited legal recourse should this proprietary information be disclosed publicly or to competitors. See "X-Ceed Motivations -- Proprietary Information."

         The design of the Company's Fire Blanket products was protected by United States and foreign patents which were assigned to the Company in 1979 and 1985. The United States patent which protected a substantial portion of the Company's technology expired in 1992. New competitors may now enter the Company's markets. The Company may be materially and adversely affected if the Company should fail to establish a secure market base before the entrance of significant new competitors now that the original United States patent has expired. See "Competition."

         In January 1995, the Company was granted a patent for a synthetic fabric containing a therapeutic, non-toxic, water-soluble and bio-degradable gel used in the Company's Burn Dressing product line. However, no assurance can be given that this patent will prove enforceable or prevent others from marketing products similar to, or which perform comparable functions as, the Company's products. See "Water-Jel Technologies -- Patents and Trademarks."

         Government Regulation. The Company's emergency first aid products and manufacturing practices are subject to regulation by the Food and Drug Administration ("FDA") as well as by similar foreign authorities. The Water-Jel Fire Blanket and Burn Dressing are medical devices subject to regulation by the FDA. The Company's generic creams and ointment, Burn Jel and UnBurn line are classified as over the counter drugs. FDA requirements include adherence to good manufacturing practices, proper labelling, and either premarket notification under section 510(k) of the Medical Device Amendments to the Federal Food, Drug and Cosmetics Act or premarket approval (depending on the category of product) prior to commercial marketing in the United States. The Company is also subject to periodic inspections by the FDA relating to good manufacturing practices. The FDA has the authority to require a suspension of manufacturing operations if it finds serious deficiencies. Additional regulation may, in the future, be imposed by Federal, state or local authorities, particularly the FDA. Any new products will also be subject to review of various regulatory authorities in virtually every foreign country in which such products are offered for sale. To the extent that any new products which the Company may develop are deemed to be new pharmaceutical or new medical devices, such products will require FDA and other regulatory clearance and/or approvals prior to marketing. Such governmental regulation may prevent or substantially delay the marketing of any products developed by the Company, cause the Company to undertake costly procedures, and furnish a competitive advantage to the more substantially capitalized companies which compete with the Company. There can be no assurance that the Company will have the requisite financial resources to complete the regulatory approval process with respect to any new products which it may develop.

         Product Liability. To date, there have been no material claims or threatened claims against the Company by users of its products based on a failure to perform as specified. In the event that any claims for substantial amounts were to be successfully asserted against the Company, they could have a materially adverse effect on the Company's financial condition and its ability to distribute its products. The Company maintains $11,000,000 of general product liability insurance. There is no assurance that this amount will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost.

         Dependence on Management. The Company is significantly dependent upon the continued availability of Werner Haase, its Chairman and CEO. The loss or unavailability of Mr. Haase to the Company for an extended period of time would have a material adverse effect on the Company's business operations and prospects. To the extent that Mr. Haase's services would be unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such qualified personnel on acceptable terms. The Company intends to obtain "key man" life insurance on Mr. Haase in the amount of $1.5 million.

         Control. Werner Haase, the Chairman and CEO of the Company, and his wife Nurit Kahane, who is a Senior Vice President of the Company, own 2,281,875 shares of the Company's Common Stock, representing approximately 32.5% of the total shares outstanding. Mr. Haase also holds options exercisable to purchase an additional 243,750 shares of Common Stock. The Company's by-laws state that a simple majority of stockholders may constitute a quorum for a meeting of stockholders and may effect any action requiring a vote of stockholders. There are no requirements for supermajority votes on any matter, nor is there any cumulative voting for directors. Therefore, Mr. Haase will be in a position to substantially influence the election of directors and the conduct of the Company's affairs. The control of the Company by Mr. Haase could serve to impede or prevent a change of control of the Company. As a result, potential purchasers may not seek to acquire control of the Company through the purchase of Common Stock. This may tend to reduce the price of the Company's Common Stock and Redeemable Warrants.

         Maintenance Criteria for NASDAQ Securities; Penny Stock Rules. The Company's Common Stock and Class A Redeemable Warrants are quoted on the

National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the Small-Cap Market. To maintain its listing on the NASDAQ Small-Cap Market, the Company must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and have total assets of at least $2,000,000, total stockholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $200,000, at least 300 holders, a minimum bid price of $1.00 per share and at least two market makers. In addition, NASDAQ has proposed increasing the requirements for maintaining a NASDAQ Small-Cap listing to require either: (1) net tangible assets of at least $2,000,000, (2) a market capitalization of $35,000,000 or (3) net income in at least two of the last three years of $500,000 and a public float of at least 500,000 shares with a market value of at least $1,000,000. There can be no assurance that the Company in the future will meet the requirements for continued listing on the NASDAQ Small-Cap Market with respect to the Common Stock or Warrants. If the Company's securities fail to maintain NASDAQ Small-Cap Market listing, the market value of the Common Stock and Warrants likely would decline and purchasers likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants.

         In addition, if the Company fails to maintain NASDAQ Small-Cap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for purchasers in this offering to dispose of their shares.

         No Dividends. The Company has not paid any cash dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

Item 2.  Description of Property

         The Company leases a variety of offices and facilities for its operations as summarized below:


Location              Size and Nature of Facility          Lease Expires
--------              ---------------------------          -------------
Carlstadt,            Office and factory, 17,700                1998
New Jersey            square feet,
                      warehouse, 9,600 square feet              1999

New York City         Office, 22,300 square feet                2008
                      Office,  1,100 square feet                1998

Los Angeles           Office,  2,800 square feet                1997

Atlanta               Office,  2,700 square feet                1997

Chicago              Office,  3,000 square feet                 1999

Teaneck,             Office,  2,100 square feet                 1997
New Jersey

Glen Rock,           Office,  2,800 square feet                 2001
New Jersey

Item 3.  Legal Proceedings

         In June 1995, a lawsuit was commenced against the Company by Nortrade International, Inc. ("Nortrade") in the United States District Court of Utah (Case No. 2:95CV-565s). Nortrade also manufactures burn care products. The lawsuit alleges that the Company engaged in various fraudulent and unfair activities injurious to Nortrade's business, and seeks monetary damages and injunctions prohibiting the Company from engaging in these activities, including communicating with Nortrade's customers and the Federal Food and Drug Administration regarding Nortrade's products. The lawsuit also seeks a declaratory judgement that Nortrade's trademark does not infringe on the Company's trademarks. In November 1996 Nortrade and the Company entered into a Settlement Agreement regarding this lawsuit. The Settlement Agreement generally provides that the litigation will be dismissed and that each party would give the other party a general release. The Settlement Agreement also provides that the Company grant Nortrade a non-exclusive license to utilize certain trademarks.

         In April 1996, Robert Daniels filed a complaint on the Supreme Court of the State of New York, New York (96601909) against the Company, Yitz Grossman and Werner Haase (respectively a former director and a current director of the Company). In March 1996, Mr. Daniels pleaded guilty in U.S. District Court for the district of New Jersey (Case No. ADL/9500370) to one count of conspiracy to commit wire fraud. In the complaint Mr. Daniels alleges that his employment was suspended, but not terminated, because he has provided information to the United States Attorney regarding alleged violations of law by defendants and that his suspension breached an employment agreement and violated the New Jersey whistle blower statute. He seeks approximately $100,000 in base salary, as well as benefits, perquisites and bonuses, costs, punitive damages, recovery of alleged losses relating to 128,125 stock options, and an injunction to reinstate his employment and against retaliatory actions by the Company. The Company disagrees with the allegations contained in the complaint. In April 1996, the Company sued Mr. Daniels and others in the Superior Court of New Jersey Chancery Division, Bergen County on claims relating to actions by Mr. Daniels following the termination of his employment. Mr. Daniels has agreed to dismiss the New York action without prejudice so that the claims can be litigated in the New Jersey action. The case is currently in the discovery stage and a settlement conference has been scheduled for February 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to shareholder vote in the fiscal quarter ended August 31, 1996.

Item 5.  Market for Common Equity and Related Stockholder Matters

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

                                           High Bid      Low Bid
                                           --------      -------
                         Common Stock

Fiscal Year Ended August 31, 1996
1st Quarter .....................           1 11/16       1  -
2nd Quarter......................           3  3/8        1 1/16
3rd Quarter......................           5  3/4        2 1/4
4th Quarter......................           4  5/8        2 7/16

Fiscal Year Ended August 31, 1995

1st Quarter......................           2  3/4        1   -
2nd Quarter......................           2  1/2        1  3/8
3rd Quarter......................           1 15/16       1  1/4
4th Quarter......................           1  1/8        1  3/16


                         Class A Warrants

Fiscal Year Ended August 31, 1996

1st Quarter .....................             13/32          9/32
2nd Quarter......................           1  3/4           1/4
3rd Quarter......................           4  1/2         1  -
4th Quarter......................           3  1/16        1 7/16

Fiscal Year Ended August 31, 1995

1st Quarter .....................            1  1/2         1/4
2nd Quarter......................            1   -          1/2
3rd Quarter......................              11/16       11/32
4th Quarter......................               7/16        3/8


                         Class B Warrants

Fiscal Year Ended August 31, 1996

1st Quarter......................               -           -
2nd Quarter......................               -           -
3rd Quarter......................               -           -
4th Quarter......................               -           -

Fiscal Year Ended August 31, 1995

1st Quarter......................              3/8         3/8
2nd Quarter......................               -           -
3rd Quarter......................               -           -
4th Quarter......................               -           -



         As of November 25, 1996 the approximate number of beneficial holders of the Common Stock of the Company was 5,500, based on information received from the transfer agent and those brokerage firms who hold the Company's securities in street name.

         The Company has not paid any cash dividends since its inception. By reason of its present financial status and contemplated financial requirements, the Company does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance the Company's growth.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         In July 1996, the Company acquired all of the outstanding stock of Journeycraft and Theracom in exchange for 3,500,000 shares of the Company's Common Stock. The acquisition was accounted for as a "pooling of interests." Consequently, the Company's financial statements are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination.

Results of Operations

         Net sales for the fiscal year ended August 31, 1996 ("fiscal 1996") and August 31, 1995 ("fiscal 1995"), respectively were approximately $54,864,000 and $43,515,000, representing a 26% increase in net sales. The increase in net sales was primarily due to growth of Theracom and an increase in X-Ceed's business with MCI International.

         Net income in fiscal 1996 was $632,315 compared to $2,131,242 in fiscal 1995. The significant decrease in net income was due to several factors. Non-recurring factors affected both years. Net income in fiscal 1995 was enhanced by an income tax benefit of $601,000 which resulted from the recognition of a non-recurring tax benefit from available net operating loss carryforward. In contrast, in fiscal 1996, provision for income taxes was somewhat higher than might be expected in the future because, among other factors, the costs associated with the acquisition could not all be deducted for income tax purposes although they had to be expensed. In addition, the Company had non-recurring expenses in fiscal 1996 for acquisition costs in the amount of $253,251 and a loss on impairment of notes receivable of $325,000, although these items were offset by a non-recurring gain on sale of investments of $598,589.

         Cost of revenues during fiscal 1996 were approximately $34,933,000 as compared to approximately $24,888,000 during fiscal 1995, representing 64% and 57% of net sales, respectively. Selling, administrative and general expenses for fiscal 1996 were approximately $18,712,000 (34% of net sales) as compared to approximately $15,857,000 (36% of net sales) in fiscal 1995. The increase in cost of revenues as percentage of net sales also adversely impacted net income and was primarily due to increased rebates to Journeycorp customers and expenses of developing X-Ceed's Intranet technology.

         In April 1996, the Company ceased being the majority owner of X-Ceed Motivation Atlanta, Inc. ("XCA") as a result of a stock award to an officer of XCA. As a result, effective April 1, 1996 the Company no longer consolidated the revenues, assets, and liabilities of XCA in the Company's financial statements. XCA's revenues for the period April to August 1996 were approximately $9 million. This cessation of consolidation will tend to reduce future revenues as compared to prior periods when XCA's results were consolidated with the Company's. However, the Company will continue to recognize earnings on its equity investment in XCA, which were $203,463 during the five month period from April to August 1996.

Liquidity and Capital Resources

         At August 31, 1996, the Company had working capital of approximately $7,964,000 as compared to approximately $5,120,000 at August 31, 1995. The increase was attributable primarily to net income, an increase in accounts receivable, and the sale of marketable securities during fiscal 1996.

         The Company has available a $250,000 term loan facility of which $109,000 remained unused at August 31, 1996. The term loan accrues interest at 1.25% over the bank's prime rate. The Company has available a line of credit which bears interest at 3/4% over the bank's prime rate and has a maximum borrowing limit of $750,000. The line is secured by the accounts receivable and inventory of the Company. At August 31, 1996 there were no balances outstanding under the line of credit. In addition, the Company has certain long-term loans due in 2000 with monthly payments aggregating $3,267.

         The consolidated statement of cash flows for fiscal 1996 reflects net cash provided by operating activities of $1,145,672. This results principally from the Company's net income of $632,315. Net cash used in investing activities was $2,447,056, consisting principally of $3,128,182 arising from the divestiture of a majority interest in XCA. Net cash provided by financing activities was $1,157,933, consisting principally of proceeds from notes payable.

         The Company believes that it has adequate working capital for at least the next twelve months of operations. As of August 31, 1996 the Company had approximately $7,333,000 in cash and cash equivalents. While the Company has sufficient capital resources to conduct its current activities, it will require additional financing in order to expand its current operations. In order to obtain such financing, the Company might seek to encourage the exercise of its redeemable publicly traded Warrants or make a private placement of its securities. The Company has at present no plans or arrangements to raise additional capital by either method.

Inflation and Seasonality

         The Company has not been materially affected by the impact of inflation nor are its operations subject to material variations due to the time of year.

Item 7.  Financial Statements

         The financial statements commence on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

     Name                          Age       Position
--------------------              -----      ---------------------
Werner Haase........               58        Chairman and CEO
Nurit Kahane Haase..               46        Senior Vice President
Norman Doctoroff....               62        Director

     Directors are elected to serve until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. The Board of Directors held one meeting in the fiscal year ended August 31, 1996 and also met informally and acted by written consents during the year. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

     Werner Haase has served as a Director of the Company since September 1987 and became Chairman and Chief Executive Officer in July 1996 following the acquisition of Journeycraft and Theracom. For more than the past five years, Mr. Haase has been a Director and Chief Executive Officer of Journeycraft. Mr Haase

is also a director of PureTec Corporation, a company which manufactures specialty plastic products and is engaged in the recycling of post consumer plastics and plastic injection molding, Multi-Media Tutorial Services, Inc., a company engaged in the production and marketing of educational videos, and Datatrend Inc., a company which refurbishes and resells computer equipment.

         Nurit Kahane Haase became Senior Vice President of the Company in July 1996 following the acquisition of Journeycraft and Theracom. For more than the past five years, Mrs. Haase has been President of Journeycraft.

          Norman Doctoroff was elected a Director of the Company in May 1996. Until 1995, he was President of Gemini Industries, a company engaged in the production of consumer electronics accessories. Since then he has served as an independent management consultant to Gemini Industries and other companies.

Item 10.  Executive Compensation

         The information set forth under "Election of Directors Executive Compensation, Employment Agreements, Non-Qualified Stock Option Plan and 1990 and 1995 Stock Option Plans" in the Company's proxy statement with respect to its forthcoming annual shareholders meeting is incorporated herein by reference and made a part hereof in response to the information requested by this item.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         The information set forth under "Election of Directors Principal Shareholders and Share Ownership of Officers and Directors" in the Company's proxy statement with respect to its forthcoming annual shareholders meeting in response to the information requested by this item.

Item 12.  Certain Relationships and Related Transactions

         The information set forth under "Election of Directors Certain Relationships and Related Transactions" in the Company's proxy statement with respect to its forthcoming annual shareholders meeting is incorporated herein by reference and made a part hereof in response to the information requested by this item.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

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

         (b) On July 12, 1996, the Company filed a report on Form 8-K reporting the acquisition of Journeycraft and Theracom. The report included Item 1 -- Changes in Control of Registrant, Item 2 -- Acquisition or Disposition of Assets, and Item 7 -- Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WATER-JEL TECHNOLOGIES, INC.

                                            By    /s/ Werner G. Haase
                                              ----------------------------------
                                                      Werner G. Haase
                                            Chairman and Chief Executive Officer

Dated: December 13, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 13, 1995 by the following persons on behalf of Registrant and in the capacities indicated.

                                                  /s/ Werner G. Haase
                                              ----------------------------------
                                              Werner G. Haase,
                                              Chief Executive Officer, Principal
                                              Accounting Officer and Chairman

                                                  /s/ Norm Doctoroff
                                              ----------------------------------
                                              Norm Doctoroff, Director

Exhibits

(3)   (a) Articles of Incorporation (1), previous Amendments (3) (6) (7)
(3)   (b) By-laws of the Registrant(1)
(4)   (a) Form of Common Stock(1)
(4)   (b) Form of Class A Warrant(2)
(4)   (c) Form of Warrant Agreement(2)
(10)  (a) Employment Agreement with Peter Cohen(5)
(10)  (b) Assignments of Patent Rights(3)
(10) (c) Agreement dated July 13, 1988 between Trilling Medical Technologies, Inc., Yitz Grossman, Emanuel Trilling and Cary Trilling(4)
(10)  (d) Copy of Non-Qualified Stock Option Plan(1)
(10)  (e) Copy of 1990 Stock Option Plan(5)
(10)  (f) Copy of 1995 Stock Option Plan(8)
(10) (g) Agreement and Plan of Merger dated as of May 17, 1996, by and among the Company, JCI, THI, JCI Acquisition Corp., THI Acquisition Corp. and Werner Haase(9)
(10) (h) Employment Agreement, dated as of July 1, 1996, by and among the Company and Nurit Kahane Haase(9)
(10) (i) Employment Agreement, dated as of December 11, 1996, by and among the Company and Werner Haase*
(23)      Consent of Holtz Rubenstein & Co., LLP*

-----------------------------
       * Filed herewith

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

(7) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994.


(8) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-01685, filed with the Commission on March 13, 1996.

(9) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on July 12, 1996.

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED AUGUST 31, 1996

                                    CONTENTS

                                                                      Page

Independent auditors' report                                           F-1

Consolidated balance sheet                                             F-2

Consolidated statements of income                                      F-3

Consolidated statement of stockholders' equity                         F-4

Consolidated statements of cash flows                                  F-5

Notes to consolidated financial statements                         F-6 - F-18

                          Independent Auditors' Report

Board of Directors and Stockholders
Water-Jel Technologies, Inc.
Carlstadt, New Jersey

We have audited the accompanying consolidated balance sheet of Water-Jel Technologies, Inc. and Subsidiaries as of August 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Water-Jel Technologies, Inc. and Subsidiaries as of August 31, 1996, and the results of their operations and their cash flows for the two years ended August 31, 1996, in conformity with generally accepted accounting principles.


                                        HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
November 14, 1996

             WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET

                            AUGUST 31, 1996

         ASSETS
         -----
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    7,333,168
   Investment in marketable securities (Note 5)                                         1,055,673
   Accounts receivable, net of allowance for doubtful
     accounts of $154,000 (Note 10)                                                     3,646,124
   Inventories (Note 4 and 10)                                                          1,102,741
   Deferred income taxes (Note 11)                                                        343,000
   Prepaid expenses and other current assets                                              281,617
                                                                                   --------------
       Total current assets                                                            13,762,323

PROPERTY AND EQUIPMENT, net (Note 6)                                                    1,576,506
INVESTMENT IN X-CEED MOTIVATION ATLANTA, INC. (Note 7)                                    264,150
DUE FROM OFFICER (Note 8)                                                               1,222,483
DEFERRED INCOME TAXES (Note 11)                                                           218,890
OTHER ASSETS                                                                              338,826
                                                                                   --------------
                                                                                   $   17,383,178
                                                                                   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $    3,271,060
   Note payable, bank (Note 9)                                                          1,065,000
   Current portion of long-term debt (Note 10)                                             39,200
   Income taxes payable, current (Note 11)                                                220,188
   Customer billings in excess of program costs                                         1,187,786
   Other current liabilities                                                               14,942
                                                                                   --------------
       Total current liabilities                                                        5,798,176
                                                                                   --------------

LONG-TERM DEBT (Note 10)                                                                   90,700
                                                                                   --------------
ACCRUED LEASE OBLIGATION (Note 16)                                                        794,000
                                                                                   --------------

COMMITMENTS (Note 16)

STOCKHOLDERS' EQUITY:  (Note 12)

   Common stock, $.08 par value; authorized 12,500,000
     shares; 7,020,180 issued and outstanding                                             561,614
   Preferred stock, $.08 par value; authorized 125,000 shares;
     -0- issued and outstanding                                                                -
   Unrealized gain on investments reported at fair value                                  307,448
   Additional paid-in capital                                                           9,671,580
   Retained earnings                                                                      215,290
                                                                                   --------------
                                                                                       10,755,932
   Treasury stock, 10,000 shares                                                          (55,630)
                                                                                   --------------
                                                                                       10,700,302
                                                                                   --------------
                                                                                   $   17,383,178
                                                                                   ==============

                See notes to consolidated financial statements

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                         Years Ended
                                                                                         August 31,
                                                                            ------------------------------------
                                                                                 1996                  1995
                                                                            --------------        --------------
REVENUES, net (Notes 14 and 17)                                             $   54,863,574        $   43,515,440
                                                                            --------------        --------------
COSTS AND EXPENSES:  (Notes 16 and 18)
   Cost of revenues                                                             34,932,523            24,887,886
   Selling, general and administrative                                          18,712,007            15,857,295
                                                                            --------------        --------------

                                                                                53,644,530            40,745,181
                                                                            --------------        --------------

OPERATING INCOME                                                                 1,219,044             2,770,259
                                                                            --------------        --------------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                                    298,986               196,487
   Interest expense                                                               (126,478)             (123,016)
   Gain on sale of investments                                                     598,589                35,000
   Equity earnings on investment                                                   203,463                    -

   Merger costs and expenses (Note 3)                                             (253,251)                   -
   Loss on impairment of notes receivable (Note 13)                               (325,000)              (75,000)
   Other, net                                                                       56,962                    -
                                                                            --------------        -------------
                                                                                   453,271                33,471
                                                                            --------------        --------------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                         1,672,315             2,803,730

PROVISION FOR INCOME TAXES (Note 11)                                               922,000               687,125
                                                                            --------------        --------------

INCOME BEFORE MINORITY INTEREST                                                    750,315             2,116,605

MINORITY INTEREST IN INCOME (LOSS) (Note 7)                                        118,000               (14,637)
                                                                            --------------        --------------

NET INCOME                                                                  $      632,315        $    2,131,242
                                                                            ==============        ==============

NET INCOME PER COMMON SHARE:  (Note 12)
   Primary                                                                            $.09                  $.35
                                                                                      ====                  ====
   Assuming full dilution                                                             $.09                  $.35
                                                                                      ====                  ====

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING
     Primary                                                                     6,992,347             6,172,513
                                                                                 =========             =========
     Assuming full dilution                                                      6,992,347             6,172,513
                                                                                 =========             =========

                See notes to consolidated financial statements

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Note 12)

                                                      Common Stock           Preferred Stock
                                                    12,500,000 Shares        125,000 Shares
                                                     $.08 Par Value          $.08 Par Value
                                                ----------------------    --------------------     Additional
                                                                Par                     Par          Paid-in
                                                   Share       Value       Shares      Value         Capital
                                                ----------  ----------    ---------  ---------    -----------

Balance, August 31, 1994,
   as previously reported                        3,499,180  $  279,934           -   $      -     $ 9,633,335

Pooling of interest with Journeycraft, Inc.      2,225,000     178,000           -          -          70,255
                                                ----------  ----------    ---------  ---------    -----------

Balance, August 31, 1994, as adjusted            5,724,180     457,934           -          -       9,703,590

Transfer of shares in subsidiary
   to minority shareholder                              -           -            -          -          48,882

Exercise of options/rights                       1,100,000      88,000           -          -         (88,000

Net unrealized holding gain on available-
   for-sale securities (Note 5)                         -           -            -          -              -

Net income                                              -           -            -          -              -
                                                ----------  ----------    ---------  ---------    -----------

Balance, August 31, 1995                         6,824,180     545,934           -          -       9,664,472

Transfer of shares in subsidiary
   to minority shareholder                              -           -            -          -        (122,852)

Issuance of stock by subsidiary for services            -           -            -          -         103,000

Exercise of options/rights                         196,000      15,680           -          -          26,960

Net unrealized holding gain on available-
   for-sale securities (Note 5)                         -           -            -          -              -

Net income                                              -           -            -          -              -
                                                ----------  ----------    ---------  ---------    -----------
Balance, August 31, 1996                         7,020,180  $  561,614           -   $      -     $ 9,671,580
                                                ==========  ==========    =========  =========    ===========

                                                  Unrealized       Earnings/       Treasury
                                                     Gain          (Deficit)         Stock         Total
                                                  ----------     ------------    ----------    -------------
Balance, August 31, 1994,
   as previously reported                         $       -      $ (3,493,147)   $       -     $   6,420,122

Pooling of interest with Journeycraft, Inc.               -           944,880       (55,630)       1,137,505
                                                  ----------     ------------    ----------    -------------

Balance, August 31, 1994, as adjusted                     -        (2,548,267)      (55,630)       7,557,627

Transfer of shares in subsidiary
   to minority shareholder                                -                -             -            48,882

Exercise of options/rights                                -                -             -                -


Net unrealized holding gain on available-
   for-sale securities (Note 5)                      547,955               -             -           547,955

Net income                                                -         2,131,242            -         2,131,242
                                                  ----------     ------------    ----------    -------------

Balance, August 31, 1995                             547,955         (417,025)      (55,630)      10,285,706

Transfer of shares in subsidiary
   to minority shareholder                                -                -             -          (122,852)

Issuance of stock by subsidiary for services              -                -             -           103,000

Exercise of options/rights                                -                -             -            42,640

Net unrealized holding gain on available-
   for-sale securities (Note 5)                     (240,507)              -             -          (240,507)

Net income                                                -           632,315            -           632,315
                                                  ----------     ------------    ----------    -------------
Balance, August 31, 1996                          $  307,448     $    215,290    $  (55,630)   $  10,700,302
                                                  ==========     ============    ==========    =============

                See notes to consolidated financial statements

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended
                                                                                         August 31,
                                                                            ------------------------------------
                                                                                  1996                  1995
                                                                            --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $      632,315         $   2,131,242
                                                                            --------------         -------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Gain on sale of marketable securities                                      (598,589)              (35,000)
       Gain on sale of equipment                                                    (3,500)                   -
       Loss on impairment of notes receivable                                      325,000                75,000
       Provision for losses on accounts receivable                                 312,135                76,370
       Minority interest in net earnings                                           118,000               (14,637)
       Contributed services                                                         45,000                    -
       Depreciation and amortization                                               539,551               423,946

       Equity earnings on investment                                              (203,463)                   -
       Deferred income taxes                                                       543,170              (520,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                  (2,663,264)              (67,430)
           Inventories                                                              10,628              (258,932)
           Prepaid expenses and other current assets                              (134,052)             (157,930)
           Other assets                                                            147,377               (40,631)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                 1,350,096               589,473
           Income taxes payable                                                   (600,040)              880,894
           Customer billings in excess of program costs                          1,470,814               818,249
           Accrued lease liability                                                (126,000)              (89,000)
           Other current liabilities                                               (19,506)              (31,566)
                                                                            --------------         -------------
       Total adjustments                                                           513,357             1,648,806
                                                                            --------------         -------------
       Net cash provided by operating activities                                 1,145,672             3,780,048
                                                                            --------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in marketable securities                                            (70,940)             (410,194)
   Divestiture of consolidated affiliate                                        (3,128,182)                   -
   Proceeds from sale of marketable securities                                     749,340               993,485
   (Advances) repayments from shareholders                                          75,000               (24,469)
   (Increase) decrease in notes receivable                                         150,000              (305,000)
   Proceeds from sale of property and equipment                                     15,000                13,616
   Acquisition of property and equipment                                          (237,274)             (407,763)
                                                                            --------------         -------------
       Net cash used in investing activities                                    (2,447,056)             (140,325)
                                                                            --------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                         -                166,000
   Principal payments of long-term debt                                            (39,200)              (54,944)
   Repayment of notes payable                                                           -               (675,000)
   Proceeds from notes payable                                                   1,065,000                    -
   Advances from affiliate                                                          89,493                    -
   Proceeds from the exercise of warrants and options                               42,640                    -
                                                                            --------------         ------------
       Net cash provided by (used in) financing activities                       1,157,933              (563,944)
                                                                            --------------         -------------
NET (DECREASE) INCREASE IN CASH AND

   CASH EQUIVALENTS                                                               (143,451)            3,075,779
CASH AND CASH EQUIVALENTS, beginning of year                                     7,476,619             4,400,840
                                                                            --------------         -------------
CASH AND CASH EQUIVALENTS, end of year                                      $    7,333,168         $   7,476,619
                                                                            ==============         =============

                See notes to consolidated financial statements

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED AUGUST 31, 1996

1.   Organization and Nature of Operations:

     Water-Jel Technologies, Inc. (the "Company") manufactures a line of medical products for the first aid treatment of burns. Its products include fire blankets, sterile burn dressings and topical creams and ointments.

     On July 2, 1996, the Company acquired Journeycraft, Inc. and Affiliates ("Journeycraft"). Journeycraft provides retail corporate travel related services, including reservations, ticketing and travel management for major U.S. corporations and also organizes and operates meeting and group incentive programs for corporations and medical professionals.

2.   Summary of Significant Accounting Policies:

     a.  Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Water-Jel Technologies, Inc. (the "Company") and all its wholly-owned and majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

         Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for under the equity method. Under this accounting, the investment is increased or decreased by the Company's share of earnings or losses after dividends.

         For periods prior to the fiscal year ended August 31, 1996, X-Ceed Motivation Atlanta, Inc. ("X-Ceed Atlanta") has been presented as a majority interest (reflecting investment in excess of 50%) on a consolidated basis with the minority interest indicated and adjusted.

         On April 1, 1996, the Company's equity interest in X-Ceed Atlanta, previously representing a 59% majority interest, was reduced to a 50% ownership, as a result of the Company transferring shares of its common stock in X-Ceed Atlanta to the minority shareholder. As a result of this stock transfer the Company's ownership in X-Ceed Atlanta was reduced to a 50% interest and therefore, the assets, liabilities and operations of X-Ceed Atlanta after April 1, 1996 were not included in the consolidated financial statements for the fiscal year ended August 31, 1996.

         b.  Revenue recognition

         Revenue from retail travel services is recognized upon the ticketing of the related flights. The Company bills clients in advance for group meeting and incentive programs and records such deposits on the balance sheet, as customer billings in excess of program costs. The Company recognizes revenue, net of the related costs, when the travel has commenced, or when the group meeting or incentive program is completed.

         c.  Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

     d.  Investments in marketable securities

         Equity securities having readily determinable fair values and all investments in debt securities are classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         Gains and losses on the sale of securities available-for-sale are computed on the basis of specific identification of the adjusted cost of each security.

     e.  Depreciation and amortization

         Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

     f.  Concentration of Risk

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

     g.  Income taxes

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

     h.  Impairment of long-lived assets

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (FASB 121) regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FASB 121 is effective commencing with the Company's 1997 fiscal year. The Company does not anticipate the adoption of this standard will have a material effect on its financial position or results of operations.

     i.  Stock options

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FASB 123) which requires companies to measure employee stock compensation based on the fair value method of accounting, or to use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 and to provide pro-forma footnote disclosures under the fair value method in FASB 123. The Company will adopt the new standard in fiscal 1997 and expects to elect the continued use of APB Opinion No. 25.

     j.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k.  Advertising costs

         Advertising costs are charged to operations when the advertising first takes place.

     l.  Statement of cash flows

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     m.  Reclassifications

         Certain reclassifications have been made to the financial statements for the year ended August 31, 1995 to conform with the classifications used in 1996.

3.   Merger With Journeycraft, Inc. and Affiliates:

     On July 2, 1996, Journeycraft became a wholly owned subsidiary of the Company through the exchange of 3,500,000 shares of the Company's common stock for all of the outstanding stock of Journeycraft. The merger qualifies as a tax-free reorganization and was accounted for as a "pooling of interests." The accompanying financial statements for fiscal 1996 are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination.

     Separate approximated net revenues and net income amounts of the merged entities for the periods prior to the merger are as follows:

                                     Ten Months
                                        Ended              Year Ended
                                      June 30,              August 31,
                                        1996                  1995
                                   --------------        --------------
       Net revenues:
         Water-Jel                 $    3,354,000        $    5,029,000
         Journeycraft                  41,860,000            38,486,000
                                   --------------        --------------

                                   $   45,214,000        $   43,515,000
                                   ==============        ==============

       Net income:

         Water-Jel                 $       73,000        $      787,000
         Journeycraft                     441,000             1,344,000
                                   --------------        --------------

                                   $      514,000        $    2,131,000
                                   ==============        ==============

     Merger costs of $253,000 were incurred and have been charged to operations in the fourth quarter of 1996. The merger costs consist of legal, accounting and investment banking fees.

4.   Inventories:

       Inventories consist of the following at August 31, 1996:

       Raw materials                                            $     804,123
       Finished goods                                                 298,618
                                                                -------------

                                                                $   1,102,741
                                                                =============

5.   Investment in Marketable Securities:

     At August 31, 1996, marketable equity securities, which are classified as available for sale securities, are valued at the fair value of the securities and the unrealized gain on the securities, net of income taxes, are reflected in stockholders' equity. During the years ended August 31, 1996 and 1995, unrealized (loss)/gain (net of income taxes) on available for sale securities amounted to $(240,507) and $547,955, respectively.

     The carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate values at August 31, 1996 were as follows:

                                                                  Gross             Gross
                                              Amortized         Unrealized         Unrealized         Fair
                                                Cost              Gains             Losses            Value
                                            -----------        -----------        -----------     -------------
       Securities available for sale
         equity investments                 $   553,114        $   502,559        $        -       $  1,055,673
                                            ===========        ===========        ===========      ============

6.   Property and Equipment:

     Property and equipment, at cost, consists of the following at August 31,

1996:

     Machinery and equipment                                 $   1,934,831
     Furniture and fixtures                                        622,793
     Software                                                      152,426
     Transportation equipment                                       56,251
     Leasehold improvements                                        863,593
                                                             -------------
                                                                 3,629,894
     Less accumulated depreciation and amortization              2,053,388
                                                             -------------
                                                             $   1,576,506
                                                             =============
7.   Investment in X-Ceed Motivation Atlanta, Inc.:

     The Company has a 50% equity interest in X-Ceed Atlanta which organizes and operates group incentive programs for major corporations located primarily in the Atlanta, Georgia area. For the year ended August 31, 1996 earnings from this investment approximated $203,000.

     Summarized financial position and results of operations of X-Ceed Atlanta for the period April 1, 1996 through August 31, 1996, are presented below.

                                                               August 31,
              Assets                                              1996
              ------                                         -------------
       Current assets                                           $1,562,000
       Property and equipment, net                                  62,000
       Other assets                                                181,000
                                                             -------------

              Total assets                                   $   1,805,000
                                                             =============

           Liabilities and shareholders' equity
           -----------------------------------
       Current liabilities                                   $     558,000
       Shareholders' equity                                      1,247,000
                                                             -------------

              Total liabilities and shareholders' equity     $   1,805,000
                                                             =============

                                                                 Period
                                                              April 1, 1996
                                                              to August 31,
                                                                  1996
                                                             -------------
       Revenues, net                                         $   9,017,000
       Operating expenses                                        8,367,000
                                                             -------------
       Operating income                                            650,000
       Other income                                                 32,000
                                                             -------------

       Income before provision for income taxes                    682,000
       Provision for income taxes                                  275,000
                                                             -------------

       Net income                                            $     407,000
                                                             =============

       Loans of $359,000 from X-Ceed Atlanta to the Company are netted against the investment in X-Ceed Atlanta as of August 31, 1996.

8.   Due from Officer:

     Due from officer represents a loan to the Company's President. The loan is payable in equal annual installments of $100,000, including interest, commencing in December 1997 through December 2016, when the remaining unpaid principal and any accrued interest is payable in full. Commencing December 1, 1996, the loan bears interest at 6.77% per annum, prior to that the loan was non-interest bearing.

9.   Note Payable, Bank:

     Note payable, bank at August 31, 1996 consists of a promissory note bearing interest at the bank's prime rate. The loan was repaid in September 1996.

10.  Long-Term Debt:

     Long-term debt at August 31, 1996, consists of the following:

     Term loan payable in monthly installments of
       $2,767 plus interest at 1 1/4% over the
       bank's prime rate through October 2000. (a)                   $   107,900

     Term loan payable in monthly installments of
       $500 plus interest at 9 1/2% through April 2000.                   22,000
                                                                     -----------
                                                                         129,900
     Less current portion                                                 39,200

                                                                     $    90,700
                                                                     ===========

     (a) The Company has available a $250,000 term loan facility of which $109,000 remains unused at August 31, 1996. Borrowings bear interest at 1 1/4% over the bank's prime rate (8.5% at August 31, 1996).

     In addition, the Company maintains a line of credit with a bank expiring in January 1997. The line of credit bears interest at 3/4% over the bank's prime rate and has a maximum borrowing limit of $750,000. The line is secured by accounts receivable and inventory of the Company. At August 31, 1996, there was no balance outstanding.


     Annual maturities of long-term debt are as follows:

                        Year Ending
                        August 31,
                        ------------
                           1997                   $    39,200
                           1998                        39,200
                           1999                        39,200
                           2000                        12,300
                                                  -----------

                                                  $   129,900
                                                  ===========

11.  Income Taxes:

     The provision (benefit) for income taxes is comprised of the following:

                                               Years Ended
                                               August 31,
                                  -----------------------------------
                                       1996                  1995
                                  -------------         -------------
       Current:
         Federal                  $      46,360         $     752,251
         States                         332,470               454,874
                                  -------------         -------------
                                        378,830             1,207,125
                                  -------------         -------------
       Deferred:
         Federal                        413,570              (512,000)
         States                         129,600                (8,000)
                                  -------------         -------------
                                        543,170              (520,000)
                                  -------------         -------------

                                  $     922,000         $     687,125
                                  =============         =============

     The Company has net operating loss carryforwards of approximately $965,000 which can be utilized to reduce future taxable income through 2006. The Company has general business tax credit carryforwards of approximately $36,000 and an alternative minimum tax credit of approximately $50,000. The current federal provision is the result of the Alternative Minimum tax calculations.

     The net deferred tax amounts included in the financial statements consist of the following:


       Deferred tax assets:
         Tax loss carryforwards                            $     328,000
         Tax credit carryforwards                                 87,000
         Accrued lease obligation                                389,000
         Allowance for bad debts                                  74,000
         Amortization                                             81,000
         Other                                                    46,000
                                                           -------------
                                                               1,005,000

       Deferred tax liabilities
         Unrealized gain on marketable securities               (195,000)
         Investment in subsidiary                               (168,000)
         Deferred commissions                                    (80,000)
                                                           -------------
                                                                (443,000)
                                                           -------------
       Net deferred income taxes                           $     562,000
                                                           =============

     The Company's effective tax rate for the years ended 1996 and 1995 on earnings differs from the Federal Statutory regular tax rate as follows:

                                                            Years Ended
                                                            August 31,
                                                 ----------------------------
                                                   1996                  1995
                                                 ------                ------
       Federal statutory rate                      34.0%                 34.0%
       State taxes, net of federal benefit         15.0                  13.8
       Adjustment of prior years' accrual          17.3                   -
       Reduction of valuation allowance           (17.9)                (21.3)
       Federal income tax credits                  (3.0)                  -
       Permanent differences                       12.1                   -
       Other                                       (2.4)                 (2.0)
                                                 ------                ------

                                                   55.1%                 24.5%
                                                 ======                ======

12.   Stockholders' Equity:

      a.  Stock options/warrants

          (i) The Company adopted a Non-Qualified Stock Option Plan which provides for the granting of options to purchase not more than 187,500 shares of common stock to employees of the Company, including directors. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board of Directors. Options granted under the Plan expire up to ten years from the date of grant. The Plan terminated on April 6, 1994.

          The following table summarizes the status of stock options outstanding under the Company's option plan:

                                               Number of             Option
                                                Shares               Prices
                                             -----------        ------------
           Outstanding, August 31, 1994          140,625        $1.52 - $2.32
           Granted                                    -               -
           Canceled and expired                       -               -
                                             -----------
           Outstanding, August 31, 1995          140,625        $1.52 - $2.32
           Granted                                                    -
           Canceled and expired                       -               -
                                             -----------

           Outstanding, August 31, 1996          140,625            $1.52
                                             ===========

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

          The following table summarizes the status of stock options outstanding under the Company's 1990 plan:

                                                Number of              Option
                                                 Shares                 Prices
                                              -----------               ------
           Outstanding, August 31, 1994           187,500               $ 1.52
           Granted                                     -                    -
           Canceled and expired                        -                    -
                                               ----------
           Outstanding, August 31, 1995           187,500               $ 1.52
           Granted                                     -                    -
           Exercised                               (5,000)               $1.52
           Canceled and expired                   (40,000)                  -
                                               ----------

           Outstanding, August 31, 1996           142,500                $1.52
                                               ==========

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

      a.  Stock options/warrants  (Cont'd)

          The following table summarizes the status of stock options outstanding under the Company's 1995 plan:

                                                 Number of              Option
                                                  Shares                Prices
                                              -----------               ------
           Outstanding, August 31, 1995                -                $   -
           Granted                                500,000               $ 2.19
           Exercised                              (16,000)              $ 2.19
                                               ----------

           Outstanding, August 31, 1996           484,000               $ 2.19
                                               ==========

          (iv) In connection with a second public offering of its securities in November, 1988, the Company issued Class A warrants. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitles the holder to purchase one share of common stock for an exercise price of $6.00 per share. Class A and B warrants are exercisable through October 1997.

           In addition, the underwriter for the second offering received an option to acquire 106 units for an exercise price of $6,500 per unit. Each unit consists of 1,666.625 shares of common stock and an equivalent number of Class A warrants. The terms of the Class A and B warrants are identical to the warrants issued in the public offering. The option expires in October, 1997.

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

      b.  Stock options/rights

          In October 1993, an affiliate of Journeycraft granted a consultant an option to acquire 175,000 shares of common stock at an aggregate exercise price of $1. This option was exercised in January 1996.

          In March  1994,  Journeycraft  granted a  consultant  a right to acquire 500,000 shares of common stock for consulting services provided. The consultant exercised the right in April 1995.

          In April 1995, Journeycraft issued 600,000 shares of common stock in connection with the exercise of an option issued in prior years as consideration for consulting services.

      c.  Stock bonus

          An employment agreement with an officer/shareholder of X-Ceed Atlanta provided for the issuance of up to 25 shares (25%) of X-Ceed Atlanta common stock if certain earnings levels were attained. The officer/shareholder earned 9 and 16 shares in the twelve month periods ended March 31, 1996 and 1995, respectively. The additional shares earned by the officer/shareholder were transferred from the Company stockholdings. The excess of the fair value of the shares transferred over their book value has been recorded as an equity adjustment.

      d.  Common shares reserved at August 31, 1996

          Incentive stock option plans                      666,500
          Non-qualified stock option plan                   140,625
          Class A Warrants                                1,560,858
          Class B Warrants                                1,766,623
          Underwriters' units                               529,987
          Key employees' units                              420,000
                                                       ------------

                                                          5,084,593
                                                       ============
      e.  Net income per common share

          Net income per common share was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period presented. The effects on income per share resulting from the assumed issuance of certain reserved shares and the assumed exercise of stock options and warrants in all period presented is anti-dilutive and, therefore, not included in the calculations.

13.  Loss on Impairment of Notes Receivable:

     The Company has reduced the carrying value of notes receivable to reflect the diminution of their value caused by the financial instability of the borrowers. The reductions resulted in a charge to operations of $325,000 and $75,000 in the years ended August 31, 1996 and 1995, respectively.

14.  Business Segments:


     The Company's major operations are in Burn Care Products, Corporate Travel Services, and Performance Improvement and Seminar Services.

     The Burn Care Products segment manufactures and markets emergency first aid products for burns, as well as generic creams and ointments to wholesalers and retailers. The Corporate Travel Services segment provides corporate travel management and consulting services. The performance improvement and seminar segment provides performance improvement services, internal corporate communication services and training to major U.S. corporations and the health care industry.

     Revenues, operating income, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below.

                                                                                   Years Ended
                                                                                    August 31,
                                                                       ------------------------------------
                                                                            1996                  1995
                                                                       --------------        --------------
     Revenue:
       Burn Care Products                                               $    4,223,000        $    5,029,000
       Corporate Travel Services                                            10,811,000            10,539,000
       Performance Improvement and Seminar Services                         39,830,000            27,947,000
                                                                        --------------        --------------

                                                                        $   54,864,000        $   43,515,000
                                                                        ==============        ==============

                                                                                          Years Ended
                                                                                          August 31,
                                                                           -------------------------------------
                                                                                 1996                  1995
                                                                            --------------        --------------
       Operating (Loss) Income:
         Burn Care Products                                                 $     (108,000)       $      165,000
         Corporate Travel Services                                                 801,000             1,305,000
         Performance Improvement and Seminar Services                              526,000             1,300,000
                                                                            --------------        --------------


                                                                            $    1,219,000        $    2,770,000
                                                                            ==============        ==============
       Capital Expenditures:
         Burn Care Products                                                 $       52,000        $      275,000
         Corporate Travel Services                                                  85,000                49,000
         Performance Improvement and Seminar Services                              100,000                84,000
                                                                            --------------        --------------

                                                                            $      237,000        $      408,000
                                                                            ==============        ==============
       Depreciation and Amortization:
         Burn Care Products                                                 $      364,000        $      246,000
         Corporate Travel Services                                                  67,000                66,000
         Performance Improvement and Seminar Services                              109,000               112,000
                                                                            --------------        --------------

                                                                            $      540,000        $      424,000
                                                                            ==============        ==============


     Identifiable assets pertaining to the industries as of August 31, 1996 are as follows:

      Burn Care Products                                         $    3,606,000
      Corporate Travel Services                                       1,361,000
      Performance Improvement and Seminar Services                    2,982,000
      General Corporate Assets                                        9,434,000
                                                                 --------------

                                                                 $   17,383,000
                                                                ===============

15.  Fair Value of Financial Instruments:

     In 1996, the Company adopted FASB Statement No. 107, which requires the disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

     Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at August 31, 1996 approximates fair value.

16.  Commitments and Contingencies:

     a.  Lease commitment


         The Company conducts its operations from leased space in various locations throughout the United States. These leases (classified as operating leases) expire at various dates through June 2008. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

     a.  Lease commitment  (Cont'd)

         As of August 31, 1996, future net minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                        Year Ending
                        August 31,
                       -------------
                           1997                  $     726,000
                           1998                        742,000
                           1999                        625,000
                           2000                        565,000
                           2001                        559,000
                        Thereafter                   4,066,000
                                                 -------------
                                                 $   7,283,000
                                                 =============

         Rental expense approximated $956,000 and $1,033,000 for the years ended August 31, 1996 and 1995, respectively.

         The Company recognizes rent expense on its leases on a straight-line basis. The excess of rent expense on a straight-line basis over the rental payments made, is recorded as an accrued liability.

    b.   Employment agreements

         The Company is party to employment and consulting agreements with four officers/ consultants which provide for annual salaries aggregating $1,105,000. The agreements provide for a one-time compensation payment of three times the current annual compensation in the event of a change in corporate control, as defined.

         The aggregate minimum commitment under these agreements are as follows:

                        Year Ending
                        August 31,
                       -------------
                           1997                   $     938,000
                           1998                         988,000
                           1999                         930,000

                           2000                         877,000
                           2001                         708,000
                        Thereafter                      167,000
                                                  -------------
                                                  $   4,608,000
                                                  =============
     c.  Retirement plan

         Journeycraft maintains a retirement plan which is a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 15% of their earnings. Journeycraft will match 10% of the first 6% of the employee's contribution. Journeycraft's contributions approximated $22,000 and $7,000 for the years ended August 31, 1996 and 1995, respectively.

     d.  Litigation:

         At August 31, 1996, there were lawsuits and other claims pending against the Company. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

17.  Major Customers:

         Revenues from two customers approximated 24% and 20% of total revenue for the year ended August 31, 1996. No single customer accounted for more than 10% of total revenues for the year ended August 31, 1995.

18.  Advertising Costs:

         Included in selling, general and administrative expenses are advertising costs of $284,000 and $701,000 for the years ended August 31, 1996 and 1995, respectively.

19.  Subsequent Event:

         In September 1996, the Company loaned $100,000 to publicly traded company affiliated to directors/shareholders of the Company. The loan is evidenced by a note bearing interest at 8% per annum. In consideration for the loan, the Company received warrants to purchase a minimum of 200,000 shares of common stock of the borrower.

20.  Supplemental Disclosures of Cash Flow Information:

                                              Years Ended
                                              August 31,

                                   --------------------------------
                                      1996                  1995
                                   ----------          ------------

       Interest paid               $  126,478           $   123,053
                                   ==========           ===========

       Income taxes paid           $  583,551           $   331,153
                                   ==========           ===========