Form 10KSB/A
period 1996-08-31
WATER JEL TECHNOLOGIES INC
filed 1996-12-18
CIK 721176

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A-1

(Mark One)

      / / Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended August 31, 1996

     / /   Transition report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 (No fee required)

     For the transition period from _______________ to __________________

     Commission file number 0-13049


                            WATER-JEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

                 New York                                    13-3006788
------------------------------------------------        ------------------------
       (State of Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

   234 Veterans Boulevard, Carlstadt, New Jersey                 07072
------------------------------------------------        ------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

                                  (201) 507-8300
--------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)


     Securities registered under Section 12 (g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

                                Class A Warrants
--------------------------------------------------------------------------------
                                (Title of Class)

                                Class B Warrants
--------------------------------------------------------------------------------
                                (Title of Class)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.

Yes   X      No
     ---        ---

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

     Documents Incorporated by Reference: See Footnotes to Exhibits

                                  PART IV

Item 13.  Exhibits, List and Reports on  Form 8-K
-------------------------------------------------

     (a) The Company's annual report on Form 10-KSB which was filed on December 13, 1996 is hereby amended to included Exhibit 27, the Financial Data Schedule, appearing following the signature page of this amendment.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WATER-JEL TECHNOLOGIES, INC.


                                        By       /s/ Werner G. Haase
                                           ------------------------------------
                                                     Werner G. Haase
                                           Chairman and Chief Executive Officer


Dated: December 16, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 1995 by the following persons on behalf of Registrant and in the capacities indicated.


                                                 /s/ Werner G. Haase
                                           ------------------------------------
                                                     Werner G. Haase
                                           Chief Executive Officer, Principal
                                           Accounting Officer and Chairman


                                                 /s/ Norm Doctoroff
                                           ------------------------------------
                                                     Norm Doctoroff
                                           Chairman and Chief Executive Officer