Form 10KSB40/A
period 1996-08-31
WATER JEL TECHNOLOGIES INC
filed 1996-12-30
CIK 721176

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                            FORM 10-KSB/A-2

(Mark One)
      / / Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

    For the fiscal year ended August 31, 1996

      / / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from __________ to __________

    Commission file number 0-13049

                     WATER-JEL TECHNOLOGIES, INC.
___________________________________________________________________________
            (Name of Small Business Issuer in its Charter)


             New York                                13-3006788
----------------------------------------------   --------------------------
    (State of Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

 243 Veterans Boulevard, Carlstadt, New Jersey            07072
----------------------------------------------   --------------------------
  (Address of Principal Executive Offices)             (Zip Code)

                            (201) 507-8300
___________________________________________________________________________
           (Issuer's Telephone Number, Including Area Code)

    Securities registered under Section 12 (g) of the Exchange Act:


                             Common Stock
___________________________________________________________________________
                           (Title of Class)

                           Class A Warrants
___________________________________________________________________________
                           (Title of Class)

                           Class B Warrants
___________________________________________________________________________
                           (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X      No
    --------     ----------

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    State issuer's revenues for its most recent fiscal year. $54,863,574

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $6,740,400 as of December 11, 1996.

Documents Incorporated by Reference: See Footnotes to Exhibits

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

    The executive officers and directors of the Company are:

       Name                      Age            Position
--------------------            -----   -------------------------
Werner Haase........             58     Chairman and CEO

Nurit Kahane Haase..             46     Senior Vice President

Norman Doctoroff....             62     Director

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

    Werner Haase has served as a Director of the Company since September 1987 and became Chairman and Chief Executive Officer in July 1996 following the acquisition of Journeycraft and Theracom. For more than the past five years, Mr. Haase has been a Director and Chief Executive Officer of Journeycraft. Mr. Haase is also a director of PureTec Corporation, a company which manufactures specialty plastic products and is engaged in the recycling of post consumer plastics and plastic injection molding, Multi-Media Tutorial Services, Inc., a company engaged in the production and marketing of educational videotapes, and Datatrend Services, Inc., a company which refurbishes and resells computer equipment.

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


    Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth information with respect to compensation paid by the Company for the services to the Company during the three years ended August 31, 1996 to the Company's named executive officers and two other current or former officers with compensation in excess of $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                                 -----------------------------
                               Annual Compensation                              Awards                    Payouts
                               -------------------                            ----------                -----------
     (a)               (b)       (c)        (d)          (e)                (f)         (g)         (h)           (i)
                                                                         Restricted
                                                         Other             Stock       Options      LTIP         All Other
    Name and          Fiscal               Bonuses       Annual           Awarded       /SARs      Payouts    Compensation($)
Principal Position     Year    Salary($)     ($)      Compensation($)       ($)          (#)         ($)            (4)
------------------   -------   --------    -------    --------------   -----------   ---------   ---------   ---------------
WERNER HAASE(1)       1996     $ 10,500    $22,250      $     0              0                        0                0
Chairman and CEO      1995
                      1994

NURIT HAASE(1)        1996     $ 10,500    $63,900      $     0              0                        0                0
Sr. Vice President    1995
                      1994

YITZ GROSSMAN         1996     $150,000          0      $71,000              0         100,000        0                0
(2)(4)(5)
former Chairman       1995     $139,000    $45,000      $15,000              0         100,000        0                0
and Secretary
                      1994     $135,000    $25,000      $20,000              0               0        0          $46,500

PETER COHEN(3)(5)     1996     $111,000          0      $75,000              0         100,000        0                0
former President      1995     $100,000    $45,000      $     0              0         100,000        0                0
                      1994     $100,000    $60,000      $     0              0               0        0                0

(1) Werner Haase and Nurit Kahane Haase assumed their current positions with the Company on July 2, 1996 following the acquisition of Journeycraft and Theracom. Information is given only for periods subsequent to July 2, 1996.

(2) Mr. Grossman resigned from his positions with the Company effective December 12, 1996.

(3) Mr. Cohen resigned as President, CEO, and Treasurer of the Company effective July 2, 1996. He continues to serve as a Division President, which is not an executive officer position.

(4) During fiscal 1994, the Company transferred 75,000 warrants, which it had received from an investment, to Mr. Grossman for services rendered.

(5) During fiscal 1996, the Company transferred certain life insurance policies to Messrs. Grossman and Cohen which are included in "Other Annual Compensation."

  The aggregate amount of personal benefits, including personal use of two automobiles provided to officers and used primarily for business purposes, cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person. The Company offers health insurance to all of its employees. At the present time the Company does not have any retirement, pension, profit sharing, or other similar programs or benefits for its executive officers.

  The Company has not paid remuneration of any nature for or on account of services rendered by a director in such capacity.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                                       Percent of
                       Number of       Total
                       Securities      Options/SARs
                       Underlying      Granted to       Exercise or
                       Options/SARs    Employees in     Base Price    Expiration
Name                   Granted (#)     Fiscal Year      ($/Sh)        Date
----                   -----------     -------------    ----------    ----------
WERNER HAASE, Chairman   100,000        20%              $2.19       02/6/2001
and CEO

YITZ GROSSMAN, former   100,000        20%              $2.19       02/6/2001
Chairman and Secretary

PETER D. COHEN, former   100,000        20%              $2.19       02/6/2001
President, CEO,
Treasurer


                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                   FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                   Number of
                                   Securities              Value of
                                   Underlying              Unexercised
                                   Unexercised             In-the Money
                                   Options/SARs            Options/SARs
                                   at FY-End(#)            at FY-End($)
                                   Exercisable/            Exercisable/

Name                               Unexerciseable          Unexerciseable
-----                              --------------          --------------
WERNER HAASE, Chairman and CEO       243,750/0              $171,875/0

YITZ GROSSMAN, former Chairman       300,000/0              $227,000/0
and Secretary

PETER D. COHEN, former President,    312,500/0              $239,250/0
CEO, and Treasurer


  There were no options or stock appreciation rights exercised by the named executive officers during the fiscal year ended August 31, 1996.

Employment Agreements

    In July 1996, the Company entered into a five-year employment agreement with Nurit Kahane Haase effective as of July 1, 1996. The agreement provides for annual compensation of $250,000 per year. In the event of a change in control of the Company, Mrs. Haase in entitled to receive a one-time payment equal to three times her then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets, or certain mergers or other combinations.

    In December 1996, the Company entered into a five-year employment agreement with Werner Haase effective as of January 1, 1997. The agreement provides for annual compensation of $500,000 per year as well as the maintenance of various insurance policies. In the event of a change in control of the Company, Mr. Haase in entitled to receive a one-time payment equal to three times his then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets, or certain mergers or other combinations.

Stock Option Plans

    The Company currently has three stock option plans. The Non-Qualified Stock Option Plan (the "NQSO Plan") which expired on April 6, 1994 covering 187,500 shares of the Company's Common Stock, $.08 par value, pursuant to which officers and employees of the Company were eligble to receive non-qualified stock options. As of December 27, 1996, options to acquire 140,625 shares have been granted under the NQSO Plan at an exercise price ranging from $1.52 to $2.00 per share. All options granted under the NQSO Plan have been at exercise prices at least equal to the fair market value of the Common Stock on the date of the grant.

    Under the 1990 Stock Option Plan (the "1990 Plan") the Company may grant to its officers, key employees and others who render services to the Company, options to purchase up to 187,500 shares of the Company's

Common Stock at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of the fair market value in the case of non-qualified options for such stock on the date of the granting of the Option. As of December 27, 1996, options to acquire a total of 175,000 shares have been granted under the 1990 Plan at exercise prices ranging from $1.52 to $2.00 per share.

    The 1995 Stock Option Plan (the "1995 Plan") operates on substantially the same terms as the 1990 Plan except that it includes options to purchase up to 500,000 shares of the Company's Common Stock. Any options granted under the plan expire ten years from the date of grant. The plan expires March 1, 2005. As of December 27, 1996 all available options had been granted under the 1995 Plan and options to acquire a total of 484,000 shares remain outstanding at an exercise price of $2.19 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 27, 1996 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors of the Company as a group:


                            Amount and Nature of
Name and Address            Beneficial Ownership        Percentage
----------------            ---------------------       ----------

Werner G. Haase (1)              2,525,625                 34.8%
488 Madison Avenue
New York, NY

Nurit Kahane Haase (1)           2,525,625                 34.8%
488 Madison Avenue
New York, NY

J. Morton Davis (2)                730,744                  9.4%
44 Wall Street
New York, NY

Yitz Grossman (3)                  600,250                  8.2%
40 Fulton Street
New York, NY


William Walters                    500,000                  7.1%

650 Fifth Avenue
New York, NY

Seneca Associates                  400,000                  5.7%
56 Rechov Rochild
Bat Yam, Israel

Norman Doctoroff (4)                35,000                  0.5%
81 Two Bridges Road
Fairfield, NJ

All officers and
directors as a group
(3 persons) (1)(4)               2,560,625                 35.1%

----------
(1) Consists of 1,131,875 shares of Common Stock owned by Mr. Haase, options to acquire 243,750 shares held by Mr. Haase, 1,150,000 shares owned by Mrs. Haase, and

37,500 shares held jointly by Mr. and Mrs. Haase.

(2) Consists of 161,454 redeemable Class A Common Stock Purchase Warrants ("Class A Warrants") and an option to purchase 81.6 Units owned by D. H. Blair Investment Banking Corporation ("Blair"), of which Mr. Davis is Chairman and sole stockholder. Each Unit entitles the holder to acquire 1,666 shares of Common Stock and 1,666 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock and to receive one redeemable Class B Common Stock Purchase Warrant ("Class B Warrants") at an exercise price of $3.00 per share exercisable prior to October 30, 1997. Each Class B Warrant entitles the holder to purchase one share of Common Stock at $6.00 per share prior to October 30, 1997.

(3) Includes shares issuable on exercise of options to purchase 300,000 shares of Common Stock.

(4) Includes shares issuable on exercise of options to purchase 25,000 shares of Common Stock.


Item 12. Certain Relationships and Related Transactions

  In July 1996, the Company entered into a four-year consulting agreement with Target Capital Corp. and Yitz Grossman, which went into effect on September 1, 1996. Mr. Grossman was Chairman and Secretary of the Company at the time the agreement was entered into. Mr. Grossman resigned as an officer and director of the Company in December 1996. The agreement provides for annual compensation of $150,000 per year and an annual bonus of $30,000. The agreement shall be extended by an additional three years in the event that the Company raises certain equity capital by June 1997. Mr. Grossman is not required to devote his full time to the Company. In the event of a change of control of the Company, the agreement provides for a one-time payment equal to three times the then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets, or certain mergers or other combinations.

  In March 1995, the Company made a bridge loan of $150,000 to Pen Interconnect, Inc. ("PII"). This loan was evidenced by a note bearing interest at 8% per annum, payable by March 27, 1996 or the completion of an initial public offering. In consideration for the bridge loan the Company received 140,000 warrants. In November 1995, PII completed an initial public offering of securities and fully repaid the Company's bridge loan with interest. Concurrently with that offering PII registered the Company's warrants for public resale. The Company sold the warrants in January 1996 and received net proceeds of $98,000. Mr. Yitz Grossman was a consultant to PII and also a director and officer of the Company at the time this investment was made.

  During fiscal 1995, the Company wrote off a loan in the principal amount of $50,000 to Waste Conversion Systems, Inc. ("WSC"). The loan was originally made in

November 1993 and was renegotiated thereafter. Mr. Yitz Grossman was a consultant to, and stockholder of, WSC and also a director and officer of the Company during the periods when the loan was made and renegotiated.

  In October 1994, the Company invested $394,000 in 195,000 shares of common stock of Mark Solutions, Inc. ("MSI"). In 1994, the Company transferred to Yitz Grossman warrants to purchase 75,000 shares of MSI in consideration for services rendered in connection with the Company's investments in MSI in 1994 and earlier. Mr. Grossman was a director of MSI and also a director and officer of the Company at the time these investments were made.
During fiscal 1995, the Company sold 10,000 shares of common stock and received net proceeds of $50,000 and during fiscal 1996, the Company sold an additional 70,000 shares of common stock and received net proceeds of $481,000. As of December 18, 1996, the Company owns 215,000 shares of MSI common stock. The market price of the shares of MSI as of December 18, 1996 was $1.875.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WATER-JEL TECHNOLOGIES, INC.


                                           /s/ Werner G. Haase
                                  By ____________________________________
                                              Werner G. Haase
                                     Chairman and Chief Executive Officer


Dated: December 27, 1996


     Pusuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 27, 1996 by the following persons on behalf of Registrant and in the capacities indicated.


                                           /s/ Werner G. Haase
                                     ____________________________________
                                     Werner G. Haase,
                                     Chief Executive Officer, Principal
                                     Accounting Officer and Chairman



                                          /s/ Norman Doctoroff
                                     ____________________________________
                                     Norman Doctoroff, Director