Form 10QSB
period 1996-11-30
WATER JEL TECHNOLOGIES INC
filed 1997-01-21
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049
                       -------

                      WATER-JEL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its charter)

         NEW YORK                                                13-3006788
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

         243 VETERANS BOULEVARD, CARLSTADT, NEW JERSEY   07072
-------------------------------------------------------------------------------
         (Address of Principal Executive Offices)

         (201) 507-8300
-------------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,021,180 as of January 17, 1997

                  WATER-JEL TECHNOLOGIES, INC.AND SUBSIDIARIES
                                     INDEX


PART I

  ITEM 1.  Financial Information                                 Page No.

    Consolidated balance sheet . . . . . . . . . . . . . . . .      3

    Consolidated statements of operations
      Three Months Ended November 30, 1996 and 1995. . . . . .      4

    Consolidated statements of cash flows
      Three Months Ended November 30, 1996 and 1995. . . . . .      5

    Notes to consolidated financial statements . . . . . . . .     6-7

 ITEM 2.  Management's Discussion and Analysis of
            the Financial Condition and
            Results of Operations    . . . . . . . . . . . . .     8-9

PART II

  Other Information  . . . . . . . . . . . . . . . . . . . . .     10

  Signatures     . . . . . . . . . . . . . . . . . . . . . . .     11

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               NOVEMBER 30, 1996
                                  (unaudited)

      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                      $  6,496,908
  Investment in marketable securities                                514,841
 Accounts receivable, net of allowance for
  doubtful accounts of $154,000                                    4,087,283
 Inventories (Note 3)                                              1,255,022
 Notes receivable                                                    100,000
 Deferred income taxes                                               507,152
 Prepaid expenses and other current assets                           265,176
                                                                ------------
                            Total current assets                  13,226,382

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $2,139,742                            1,528,567
 INVESTMENT IN X-CEED MOTIVATION ATLANTA, INC                        450,621
 DUE FROM OFFICER                                                  1,222,483
 DEFERRED INCOME TAXES                                               265,402
 OTHER ASSETS                                                        323,825
                                                                ------------
                                                                $ 17,017,280
                                                                ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                          $  3,834,395
 Current portion of long-term debt                                    39,200
 Income taxes payable, current                                       617,402
 Customer billings in excess of program costs                        739,020
 Other current liabilities                                            10,458
                                                                ------------
     TOTAL CURRENT LIABILITIES                                     5,240,475
                                                                ------------
LONG-TERM DEBT                                                        80,900
                                                                ------------
ACCRUED LEASE OBLIGATIONS                                            794,000
                                                                ------------
STOCKHOLDERS' EQUITY:
 Common stock, $.08 par value, authorized 12,500,000                 561,696
  shares; 7,021,180 issued and outstanding
 Preferred stock, $.08 par value; authorized 125,000
  shares; -0- issued and outstanding
 Unrealized loss on investments reported at fair value               (36,266)
 Additional paid-in capital                                        9,674,498
 Retained earnings                                                   757,607
                                                                ------------

                                                                  10,957,535
 Treasury stock, 10,000 shares                                       (55,630)
                                                                ------------
                                                                  10,901,905
                                                                $ 17,017,280
                                                                ============

                See notes to consolidated financial statements.
                                       3

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   THREE MONTHS ENDED
                                                      NOVEMBER  30,
                                                1996                1995
                                             -----------        -----------

REVENUES, net                                $ 9,807,332        $ 6,416,445
                                             -----------        -----------
COST AND EXPENSES:
 Cost of revenues                              4,201,433          2,621,534
 Selling, General and administraive            4,506,491          4,086,392
                                             -----------        -----------
                                               8,707,924          6,707,926
                                             -----------        -----------

OPERATING INCOME (LOSS)                        1,099,408           (291,481)
                                             -----------        -----------
OTHER INCOME (EXPENSE):
  Interest and dividend income                    90,006             49,297
  Interest expense                                (2,892)            (6,544)
  Gain on sale of investment                      12,249            100,433
  Equity loss on investment                      (58,454)              --
                                             -----------        -----------
                                                  40,909            143,186
                                             -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                        1,140,317           (148,295)

PROVISION (BENEFIT) FOR INCOME TAXES             598,000            (80,000)
                                             -----------        -----------
INCOME (LOSS) BEFORE MINORITY INTEREST           542,317            (68,295)


MINORITY INTEREST                                   --               28,574
                                             -----------        -----------

NET INCOME (LOSS)                            $   542,317        ($   96,869)
                                             ===========        ===========
NET INCOME (LOSS) PER COMMON SHARE
  Primary                                    $      0.08        ($     0.01)
                                             ===========        ===========
  Assuming full dilution                     $      0.08        ($     0.01)
                                             ===========        ===========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Primary                                  7,011,180          6,989,180
                                             ===========        ===========
      Assuming full dilution                   7,011,180          6,989,180
                                             ===========        ===========

                See notes to consolidated financial statements.
                                       4

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Three  Months Ended
                                                                         November 30,
                                                                   1996               1995
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $   542,317        ($   96,869)
  Adjustment to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Gain on sale of marketable securities                           (12,249)          (100,433)
    Minority interest in net earnings                                  --               28,574
    Contributed services
    Depreciation and amortization                                    90,040             56,835
    Gain on sale of property and equipment                             --               (3,500)
    Equity loss on investment                                        58,454               --
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                           (441,159)          (648,397)
     Inventories                                                   (152,281)            (3,473)
     Prepaid expenses and other current assets                       16,441            (21,371)
     Other assests                                                   11,317             46,013
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                          563,335            136,276
     Income taxes payable                                           397,214           (262,912)
     Customer billings in excess of program costs                  (448,766)           505,205
    Other Current liabilitites                                       (4,484)           (34,448)
                                                                -----------        -----------
 Total adjustments                                                   77,862           (301,631)
                                                                -----------        -----------
    Net cash provided by (used in) operating activities             620,179           (398,500)
                                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                              (23,296)           (50,087)
   Proceeds from sale of marketable securities                       21,999            107,933
   (Increase) decrease in notes receivable                         (100,000)              --
   Advances to shareholders                                            --              (40,000)
   Proceeds from sale of property and equipment                        --               15,000
   Acquisition of property and equipment                            (38,417)            (2,126)
                                                                -----------        -----------
      Net cash provided by (used in) investing activities          (139,714)            30,720
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                              (9,800)            (9,800)
   Proceeds from issuance of debt                                      --               40,769
   Repayment of notes payable                                    (1,065,000)              --
   Advances to affiliate                                           (244,925)              --
   Proceeds from excercise of warrants and options                    3,000               --
                                                                -----------        -----------
      Net cash (used in) provided by financing activities        (1,316,725)            30,969
                                                                -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (836,260)          (336,811)
CASH AND CASH EQUIVALENTS - beginning of period                   7,333,168          7,476,619
                                                                -----------        -----------
CASH AND CASH EQUIVALENTS - end of period                       $ 6,496,908        $ 7,139,808
                                                                ===========        ===========

                See notes to consolidated financial statements.
                                       5

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               November 30, 1996

1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended November 30, 1996.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of August 31, 1996.

2.       PRINCIPLE OF CONSOLIDATATION:

         The accompanying consolidated financial statements include the accounts of Water-Jel Technologies, Inc. and all its wholly-owned and majority-owned subsidiaries. Upon consideration, all significant intercompany accounts and transactions are eliminated.

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

         On April 1, 1996, the Company's equity interest in X-Ceed Atlanta, previously representing a 59% majority interest, was reduced to a 50% ownership, as a result of the Company transferring shares of its common stock in X-Ceed Atlanta to the minority shareholder. As a result of this stock transfer the Company's ownership in X-Ceed Atlanta was reduced to a 50% interest and therefore, the assets, liabilities and operations of X-Ceed Atlanta after April, 1996 were not included in the consolidated financial statements for the fiscal year ended August 31, 1996 and quarter ended November 30, 1996.

3.       INVENTORIES CONSISTED OF THE FOLLOWING:

                                 November 30, 1996         August 31, 1996
                                 -----------------         ---------------
                                   (unaudited)

         Raw Materials             $  794,603                $  804,123
         Finished goods               460,419                   298,618
                                   ----------                ----------

                                   $1,255,022                $1,102,741
                                   ==========                ==========

4.       NOTES RECEIVABLE:

         In September 1996, the Company loaned $100,000 to a publicly traded company affiliated to a director/shareholder of the Company. The loan is evidenced by a note bearing interest at 8% per annum. In consideration for the loan, the Company received warrants to purchase a minimum of 200,000 shares of common stock of the borrower.

         The Company has from time to time provided financing to emerging companies. The Company believes that such investments may be an area of significant opportunity notwithstanding the significant risk involved. It expects to provide additional such financing in the immediate future.

5.       SUPPLEMENTARY INFORMATION - STATEMENTS OF CASH FLOW:

         The Company paid interest of $1,593 and $3,925 for the three months ended November 30, 1996 and 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS:

         Net sales for the three months ended November 30, 1996 and 1995, respectively, were approximately $9,807,000 and $6,416,000, representing a 53% increase in net sales. The increase in net sales was directly attributable to the continued growth within the X-Ceed performance improvement and theracom seminar services divisions.

         Net income for the quarter ended November 30, 1996 was approximately $542,000 as compared to a loss of approximately $97,000 for the corresponding prior period. Income from operations approximated $1,099,000 for the quarter ended November 30, 1996 as compared to a loss of approximately $291,000 for the corresponding prior period. Earnings from operations combined with other income of approximately $41,000 resulted in the Company reporting an income of approximately $1,140,000 for the quarter ended November 30, 1996 as compare to a loss of approximately $148,000 for the corresponding prior period.

         Cost of revenues for the period ending November 30, 1996 was approximately $4,201,000 as compared to approximately $2,622,000 for the period ended November 30, 1995, representing 43% and 41% of net sales, respectively. Selling, administrative and general expenses for the period ended November 30, 1996 was approximately $4,506,000 as compared to approximately $4,086,000 for the period ended November 30, 1995, representing 46% and 64% of net sales, respectively.

         In April 1996, the Company relinguished its majority ownership of X-Ceed Motivation Atlanta, Inc. as a result of a stock award to an officer of X-ceed Motivation Atlanta, Inc. In conjunction with this change, the Company ceased to consolidate the revenues, assets and liabilities of the Atlanta based company. However, the Company will continue to recognize earnings and losses on its equity investment of X-Ceed Atlanta. During the quarter ended November 30, 1996 the Company recognized an equity loss of approximately $58,000 on this investment.

LIQUIDITY AND CAPITAL RESOURCES:

         At November 30, 1996 the Company had working capital of approximately $7,986,000 as compared to $7,964,000 at August 31, 1996.

         The consolidated statement of cash flows for the period ended November 30, 1996 reflects net cash provided by operating activities of $620,179 resulting from net income of approximately $542,000 for the period. Cash used in investing activities was $139,714, consisting principally of an increase in notes receivable of $100,000. Cash used in financing activities approximated $1,317,000 which included repayment of notes of $1,065,000 and advances to an affiliate of $245,000.


         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of January 17, 1997 the Company had approximately $7,070,000 in cash and cash equivalents. While the Company has sufficient capital resources to conduct its current activities, it will require additional financing in order to expand its current operations. In order to obtain such financing, the Company might seek to encourage the exercise of its redeemable publicly traded Warrants or make a private placement of its securities. The Company has at present no plans or arrangements to raise additional capital by either method.

                          PART II - OTHER INFORMATION


ITEM 1   -     Legal Proceedings

               In fiscal 1995, a lawsuit was commenced against the Company by Nortrade International, Inc. in the United States District Court of Utah. In November 1996 Nortrade and the Company entered into a settlement agreement. See Item 3. - Legal Proceedings in the Company's Form 10-KSB for fiscal year ended August 31, 1996 for further information.

               In fiscal 1996, a lawsuit was commenced against the Company, Yitz Grossman and Werner Haase by Robert Daniels in the Supreme Court of the State of New York. See Item 3. - Legal Proceedings in the Company's Form 10-KSB for fiscal year ended August 31, 1996 for further information.


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


                                                     BY:   /s/ Werner Haase
                                                         --------------------
                                                         WERNER HAASE,
                                                         CEO

DATE:    January 21, 1997