Form 10QSB
period 1996-02-28
WATER JEL TECHNOLOGIES INC
filed 1997-04-11
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,021,180 as of April 9, 1997.

                 WATER-JEL TECHNOLOGIES, INC.AND SUBSIDIARIES

                                    INDEX

PART I

  ITEM 1.  Financial Information                                        Page No.

   Consolidated balance sheet. . . . . . . . . . . . . . . . . . .         3

   Consolidated statements of operations
    Six and Three Months Ended
    February 28, 1997 and February 29, 1996. .  . . . . . . . . .          4

   Consolidated statements of cash flows
    Six Months Ended February 28, 1997 and
    February 29, 1996    . . . . . . . . . . . . . . . . . . .             5


  Notes to consolidated financial statements . . . . . . . . .            6-7

 ITEM 2.  Management's Discussion and Analysis of
          the Financial Condition and
          Results of Operations     . . . . . . . . . . . . .             8-9

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .             10

 Signatures   . . . . . . . . . . . . . . . . . . . . . . . .             11

                WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 1997

                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $  7,883,732
 Investment in marketable securities                                 343,754
 Accounts receivable, net of allowance of
  doubtful accounts of $154,000                                    5,269,816
 Inventories                                                       1,262,478
 Notes Receivable                                                    100,000
 Deferred income taxes                                               518,793
 Prepaid expense and other current assets                            154,193
                                                                ------------
                                         Total current assets     15,532,766

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $2,305,422                            1,501,810
INVESTEMENT IN X-CEED MOTIVATION ATLANTA, INC                        344,324
DUE FROM OFFICER                                                   1,222,483
DEFERRED INCOME TAXES                                                330,880
OTHER ASSETS                                                         296,526
                                                                ------------
                                                                $ 19,228,789
                                                                ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                           $  4,716,889
Current portion of long-term debt                                     39,200
Income taxes payable, current                                      1,277,449
Customer billings in excess of program cost                          813,081
Other current liabilities                                              6,288
                                                                ------------
     TOTAL CURRENT LIABILITIES                                     6,852,907
                                                                ------------

LONG-TERM DEBT                                                        71,100
                                                                ------------
ACCRUED LEASE OBLIGATIONS                                            794,000
                                                                ------------

STOCKHOLDERS' EQUITY
Common stock, $.08 par value, authorized 12,500,000
 shares; 7,021,180 issued and outstanding                            561,696
Preferred stock, $.08 par value; authorized 125,000
 shares; -0- issued and outstanding
Unrealized loss on investment reported at fair value                (119,224)

Additional paid-in-capital                                         9,674,498
Retained earnings                                                  1,449,442
                                                                ------------
                                                                  11,566,412
Treasury stock, 10,000 shares                                        (55,630)
                                                                ------------
                                                                  11,510,782

                                                                $ 19,228,789
                                                                ============

               See notes to consolidated financial statements.
                                      3

                WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                      ----------------------------    ----------------------------
                                      FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                      ------------    ------------    ------------    ------------
                                          1997             1996            1997            1996
REVENUES, net                         $ 31,755,271    $ 26,228,466    $ 21,947,939    $ 19,812,021
                                      ------------    ------------    ------------    ------------

COST AND EXPENSES:
Cost of revenues                        20,189,279      16,969,079      15,987,846      14,347,545
Selling, General and administrative      9,124,864       9,086,064       4,618,374       4,999,672
                                      ------------    ------------    ------------    ------------
                                        29,314,143      26,055,143      20,606,220      19,347,217

OPERATING INCOME                         2,441,129         173,323       1,341,720         464,804
                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Interest and dividend income               165,324         184,146          75,317         134,848
Interest expense                            (8,096)        (55,072)         (5,204)        (48,527)
Gain on sale of investment                  12,249         423,589              --         323,156
Equity earnings on investment               31,547              --          90,001              --
                                      ------------    ------------    ------------    ------------
                                           201,024         552,663         160,114         409,477
                                      ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                    2,642,153         725,986       1,501,834         874,281

PROVISION FOR INCOME TAXES               1,408,000         271,000         810,000         351,000
                                      ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST          1,234,153         454,986         691,834         523,281

MINORITY INTEREST                               --          57,147              --          28,573
                                      ------------    ------------    ------------    ------------

NET INCOME                            $  1,234,153    $    397,839    $    691,834    $    494,708
                                      ============    ============    ============    ============

NET INCOME PER COMMON SHARE

Primary                               $       0.18    $       0.06    $       0.10    $       0.07

                                      ============    ============    ============    ============

Assuming full dilution                $       0.18    $       0.06    $       0.10    $       0.07
                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Primary                                  7,011,180       6,989,180       7,011,180       6,989,180
                                      ============    ============    ============    ============

Assuming full dilution                   7,011,180       6,989,180       7,011,180       6,989,180
                                      ============    ============    ============    ============

               See notes to consolidated financial statements.
                                      4

                WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                             Six months Ended
                                                         --------------------------
                                                         February 28,    February 29,
                                                         -----------    -----------
                                                             1997           1996
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 1,234,152    $   397,839
Adjustment to reconcile net income to net cash
 provided by (used in) operating activities:
  Gain on sale of marketable securities                      (12,249)      (598,594)
  Bad debt expense                                                --        175,000
  Depreciation and amortization                              259,402        187,530
  Deferred income tax provision                               11,010        156,000
  Gain on sale of property and equipment                          --         (3,500)
  Minority interest in income                                     --         57,147
  Equity earnings on investment                              (31,547)            --
  Changes in operating assets and liabilities:
  (Increase) decrease in assets
   Accounts receivable                                    (1,623,692)       195,213
   Inventories                                              (159,737)       (21,661)
   Prepaid expense and other current assets                  127,424        (66,166)
   Other assets                                               34,932        114,345
  Increase (decrease) in liabilitites:
   Accounts payable and accrued expenses                   1,445,829       (120,235)
   Income taxes payable                                    1,057,261        (31,561)
   Customer billings in excess of programs costs            (374,705)      (662,078)
   Accrued lease obligations                                      --       (142,000)
   Other current liabilities                                  (8,654)        (5,649)
                                                         -----------    -----------
Total adjustments                                            725,274       (766,209)
                                                         -----------    -----------
   Net cash provided by (used in) operating activities     1,959,426       (368,370)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                        (23,296)      (191,669)
  Proceeds from sale of marketable securities                 21,999        745,594
  (Increase) decrease in notes receivable                   (100,000)      (350,000)
  Advances to shareholder                                         --         50,000
  Acquisition of property and equipment                     (177,338)      (104,231)
  Proceeds from sale of property and equipment                    --         15,000
                                                         -----------    -----------
    Net cash (used in) investing activities                 (278,635)       164,694

                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment of long-term debt                        (19,600)       (19,600)
  Repayment of notes payable                              (1,065,000)            --
  Advances to affiliate                                      (48,627)            --
  Proceeds from exercise of warrants and options               3,000             --
                                                         -----------    -----------
    Net cash (used in) financing activities               (1,130,227)       (19,600)
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         550,564       (223,276)
CASH AND CASH EQUIVALENTS - beginning of period            7,333,168      7,476,619
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                $ 7,883,732    $ 7,253,343
                                                         ===========    ===========

               See notes to consolidated financial statements.
                                      5

                WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

                              February 28, 1997


1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended February 28, 1997.

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

2.       PRINCIPLE OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of Water-Jel Technologies, Inc. and all its wholly-owned and majority-owned subsidiaries. Upon consideration, all significant intercompany accounts and transactions are eliminated.

         Investments in affiliates,representing 20% to 50% of the ownership of such companies, are accounted for under the equity method. Under this accounting, the investment is increased or decreased by the Company's share of earnings or losses after dividends.

         For periods prior to fiscal year ended August 31, 1996, X-Ceed Motivation Atlanta, Inc. has been presented as a majority interest (reflecting investment in excess of 50%) on a consolidated basis with the minority interest indicated and adjusted.

         On April 1, 1996, the Company's equity interest in X-Ceed Atlanta, previously represented a 59% majority interest, was reduced to a 50% ownership, as a result of the Company transferring shares of its common stock in X-Ceed Atlanta to the minority shareholder. As a result of this stock transfer the Company's ownership in X-Ceed Atlanta was reduced to a 50% interest and therefore, the assets, liabilities and operations of X-Ceed Atlanta after April, 1996 were not included in the consolidated financial statements for the fiscal year ended August 31, 1996 and quarter ended February 28, 1997.

3.       INVENTORIES CONSISTED OF:

                                            February 28, 1997   August 31, 1996
                                            -------- --- ----   ------ --- ----
                                              (unaudited)
         Raw Materials                        $  843,420          $  804,123
         Finished goods                          419,058             298,618
                                                 -------             -------

                                              $1,262,478          $1,102,741
                                               =========           =========

4.   NOTES RECEIVABLE

         In September 1996, the Company loaned $100,000 to a publicly traded company affiliated to a director/shareholder of the Company. The loan is evidenced by a note bearing interest at 8% per annum, payable within 180 days of the date of the loan or earlier if additional funding was raised. In April 1997, the Company extended the maturity of the loan by an additional 90 days. In consideration for the loan, the Company received warrants to purchase a minimum of 200,000 shares of common stock of the borrower.

5.       SUPPLEMENTARY INFORMATION  -  STATEMENTS OF CASH FLOWS:

         The Company paid interest of $8,096 and $55,072 for the six months ended February 28, 1997 and February 29, 1996, respectively.

6.       EARNINGS PER SHARE:

         Earnings per common share has been computed using the weighted average number of common shares outstanding during each period presented. The effect on earnings per share resulting from the assumed exercise of stock options and warrants is anti-dilutive and, therefore, is not included in the calculation.

7.       INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities,

         and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the six months ended February 28, 1997 and February 29, 1996, respectively, were approximately $31,755,000 and $26,228,000 representing a 21% increase. Net revenues for the three months ended February 28, 1997 and February 29, 1996, respectively, were approximately $21,948,000 and $19,812,000 representing an 11% increase. The increases in net revenues are a direct result of continued growth within the Company's division's, particularly the X-Ceed performance improvement and Theracom seminar services divisions.

         Cost of revenues for the six months ended February 28, 1997 and February 29, 1996 were $20,189,000 and $16,969,000, respectively, (representing 64% and 65% of net revenues). Cost of revenues for the three months ended February 28, 1997 was $15,988,000 as compared to $14,348,000 for the corresponding prior period, representing 73% and 72% of net revenues, respectively. During the three months ended February 28, 1997 as compared to the six months ended February 28, 1997, cost of revenues increased as a percentage of net revenues. This increase primarily resulted from merchandising programs from the X-Ceed performance and costs associated with medical symposiums from Theracom seminar services divisions. Selling, administrative and general expenses for the six months ended February 28, 1997 and February 29, 1996 was $9,125,000 and $9,086,000, representing 29% and 35% of net revenues, respectively. Selling, administrative and general expenses for the three months ended February 28, 1997 and February 29, 1996 was approximately $4,618,000 and $5,000,000, representing 21% and 25% of net revenues, respectively. Selling, administrative and general expenses decreased as a result of higher revenues without a corresponding increase in expenses.

         Net income for the six months ended February 28, 1997 and February 29, 1996 was $1,234,000 and $398,000, respectively. Net income for the three months ended February 28, 1997 and February 29, 1996 was $692,000 and $495,000. Income from operations was $2,441,000 for the six months ended February 28, 1997 as compared to $173,000 for the corresponding prior period. Earnings from operations combined with other income of $201,000 resulted in the Company reporting an operating income of $2,642,000 as compared to $726,000 for the corresponding prior period.

         In April 1996, the Company relinquished its majority ownership of X-Ceed Motivations Atlanta, Inc. as a result of a stock award to an officer of the Atlanta based company. In conjunction with this change the Company ceased to consolidate the revenues, assets and liabilities of that company. However, the Company will continue to recognize earnings and losses on its equity investment of X-Ceed Atlanta. During the six months ended February 28, 1997 the Company recognized earnings of approximately $31,500 on this investment.

LIQUIDITY AND CAPITAL RESOURCES:

         At February 28, 1997, the Company had working capital of approximately $8,680,000 as compared to $7,964,000 at August 31, 1996. The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of April 9,1997 the Company had approximately $9,107,000 in cash and cash equivalents. While the Company has sufficient capital resources to conduct its current activities, it will require additional financing in order to expand its current operations. In order to obtain such financing, the Company might seek to encourage the exercise of its redeemable publicly traded Warrants or make a private placement of its securities. The Company has at present no plans or arrangements to raise additional capital by either method. During the six months ended February 28, 1997, the Company loaned $100,000 to a publicly traded company affiliated to a director/shareholder of the company. The loan is evidenced by a note bearing interest at 8% per annum. In consideration for the loan, the Company received warrants to purchase a minimum of 200,000 shares of common stock of the borrower.

         The consolidated statement of cash flows for the period ended February 28, 1997 reflects net cash provided by operating activities of $1,959,000. This results principally from the Company's net income of $1,234,000. Net cash used in investing activities was $279,000, consisting principally of a notes receivables of $100,000 and acquisitions of property and equipment of $177,000. Cash used in financing activities was $1,130,000 which included repayment of notes of $1,065,000.

                        PART II  -  OTHER INFORMATION


ITEM 1  -  Legal Proceedings

         In fiscal 1996, a lawsuit was commenced against the Company, Yitz Grossman, Werner Haase and Peter D. Cohen by Robert Daniels in the Supreme Court of the State of New York. Also during fiscal 1996, the Company sued Mr. Daniels and others in the Superior Court of New Jersey on claims relating to actions by Mr. Daniels following the termination of his employment. The parties are currently engaged in settlement discussions. See Item 3. - Legal Proceedings in the Company's Form 10-KSB for fiscal year ended August 31, 1996 for further information.

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

DATE:    April 11, 1997