Form 10QSB
period 1997-05-31
WATER JEL TECHNOLOGIES INC
filed 1997-07-17
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

/ / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended May 31,1997

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049

                          WATER-JEL TECHNOLOGIES, INC.
------------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its charter)

         NEW YORK                                               13-3006788
-------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

         243 VETERANS BOULEVARD, CARLSTADT, NEW JERSEY   07072
------------------------------------------------------------------------------
         (Address of Principal Executive Offices)

         (201) 507-8300

------------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,026,144 as of July 15, 1997

                  WATER-JEL TECHNOLOGIES, INC.AND SUBSIDIARIES

                                     INDEX

PART I

  ITEM 1.  Financial Information                             Page No.

   Consolidated balance sheet . . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Nine Months Ended May 31,1997 and 1996  . . . . . . . . .    4

   Consolidated statements of cash flows
    Nine Months Ended May 31, 1997 and 1996 . . . . . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-7

 ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .   8-9

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .    10

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .    11

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1997
                                  (unaudited)

      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                       $ 10,179,074
  Investment in marketable securities                                 275,816
 Accounts receivable, net of allowance for
  doubtful accounts of $154,000                                     6,109,863
 Inventories                                                        1,179,717
 Notes receivable                                                     100,000
 Deferred income taxes                                                523,900
 Prepaid expenses and other current assets                            143,715
                                                                 ------------
                        Total current assets                       18,512,085

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $2,327,003                             1,408,746
 INVESTMENT IN X-CEED MOTIVATION ATLANTA, INC                         640,088
 DUE FROM OFFICER                                                   1,222,483
 DEFERRED INCOME TAXES                                                327,070
 OTHER ASSETS                                                         387,740
                                                                 ------------
                                                                 $ 22,498,212
                                                                 ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                           $  4,488,614
 Current portion of long-term debt                                     39,200
 Income taxes payable, current                                      1,051,038
 Customer billings in excess of program costs                       3,154,863
 Due to X-Ceed Motivation Atlanta, Inc.                             1,025,027
 Other current liabilities                                              2,431
                                                                 ------------
     TOTAL CURRENT LIABILITIES                                      9,761,173
                                                                 ------------

LONG-TERM DEBT                                                         61,300
                                                                 ------------
ACCRUED LEASE OBLIGATIONS                                             794,000
                                                                 ------------

STOCKHOLDERS' EQUITY:
 Common stock, $.08 par value, authorized 12,500,000
  shares; 7,021,145  issued and outstanding                           561,696

 Preferred stock, $.08 par value; authorized 125,000
  shares; -0- issued and outstanding
 Unrealized loss on investments reported at fair value               (138,965)
 Additional paid-in capital                                         9,674,498
 Retained earnings                                                  1,840,140
                                                                 ------------
                                                                   11,937,369
 Treasury stock, 10,000 shares                                        (55,630)
                                                                 ------------
                                                                   11,881,739

                                                                 $ 22,498,212
                                                                 ============

                See notes to consolidated financial statements.
                                       3

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                 NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                       MAY 31,                                MAY 31,
                                              1997                1996                1997                1996
                                          ------------        ------------        ------------        ------------
REVENUES, net                             $ 45,406,465        $ 43,101,834        $ 13,651,194        $ 16,873,368
                                          ------------        ------------        ------------        ------------

COST AND EXPENSES:
 Cost of revenues                           28,431,178          27,653,148           8,241,899          10,684,069
 Selling, General and administraive         13,904,256          14,464,841           4,779,392           5,378,838
                                          ------------        ------------        ------------        ------------

                                            42,335,434          42,117,989          13,021,291          16,062,907
                                          ------------        ------------        ------------        ------------

OPERATING INCOME                             3,071,031             983,845             629,903             810,461
                                          ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest and divident income                 277,438             235,593             112,114              90,160
  Interest expense                             (11,463)            (78,727)             (3,367)            (23,595)
  Gain (loss) on sale of investment             11,948             423,589                (301)               --
  Equity loss on investment                     16,897             (27,128)            (14,651)            (27,128)
  Other, net                                      --                57,380                --                18,667
                                          ------------        ------------        ------------        ------------
                                               294,820             610,708              93,795              58,105
                                          ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                      3,365,851           1,594,553             723,698             868,566

PROVISION INCOME TAXES                       1,741,000             771,979             333,000             500,979
                                          ------------        ------------        ------------        ------------

INCOME BEFORE MINORITY INTEREST              1,624,851             822,574             390,698             367,587

MINORITY INTEREST                                 --               118,000                --                60,853

NET INCOME                                $  1,624,851        $    704,574        $    390,698        $    306,734
                                          ============        ============        ============        ============

NET INCOME PER COMMON SHARE
   Primary                                $       0.23        $       0.10        $       0.06        $       0.04
                                          ============        ============        ============        ============


   Assuming full dilution                 $       0.23        $       0.10        $       0.06        $       0.04
                                          ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Primary                                7,011,180           6,989,180           7,011,180           6,989,180
                                          ============        ============        ============        ============

      Assuming full dilution                 7,011,180           6,989,180           7,011,180           6,989,180
                                          ============        ============        ============        ============

                See notes to consolidated financial statements.
                                       4

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Nine Months Ended
                                                                         May 31,
                                                                1997                1996
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  1,624,851        $    704,574
 Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
   Gain on sale of marketable securities                         (11,948)           (598,589)
   Depreciation and amortization                                 362,427             404,664
   Deferred income tax provision                                  57,609             (83,098)
   Gain on sale of property and equipment                           --                (3,500)
   Loss on impairment of notes receivable                           --               175,000
   Minority interest in income                                      --               118,000
   Contributed services                                             --                45,000
   Equity gain (loss) on investment                              (16,897)             27,128
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable                                       (2,463,739)         (4,146,666)
    Inventories                                                  (76,976)            136,575
    Prepaid expenses and other current assets                    137,902             (24,535)
    Other assests                                                (59,966)            114,397
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                      1,217,554           1,382,722
    Income taxes payable                                         830,850             664,585
    Customer billings in excess of program costs               1,967,077           2,705,557
    Accrued lease obligations                                       --              (126,000)
    Other Current liabilitites                                   (12,511)            (34,448)
                                                            ------------        ------------
   Total adjustments                                           1,931,382             756,792
                                                            ------------        ------------
    Net cash provided by operating activities                  3,556,233           1,461,366
                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in marketable securities                             (23,296)            (70,940)
 Divestiture of consolidated affiliate                              --            (3,128,182)
 Proceeds from sale of marketable securities                      21,999             749,340
 (Increase) in notes receivable                                 (100,000)               --
 Repayments to shareholders                                         --                75,000
 Proceeds from sale of property and equipment                       --                15,000
 Acquisition of property and equipment                          (183,617)           (208,434)
                                                            ------------        ------------
  Net cash (used in) investing activities                       (284,914)         (2,568,216)
                                                            ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt                            (29,400)            542,940
 Repayment of notes payable                                   (1,065,000)               --
 Advances from affiliate                                         665,987              (6,275)
 Proceeds from excercise of warrants and options                   3,000                --
                                                            ------------        ------------
  Net cash (used in) provided by financing activities           (425,413)            536,665
                                                            ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      2,845,906            (570,185)
CASH AND CASH EQUIVALENTS - beginning of period                7,333,168           7,476,619
                                                            ------------        ------------

CASH AND CASH EQUIVALENTS - end of period                   $ 10,179,074        $  6,906,434
                                                            ============        ============

                See notes to consolidated financial statements.
                                       5

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  May 31,1997

1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended May 31, 1997.

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

         On April 1, 1996, the Company's equity interest in X-Ceed Atlanta, previously representing a 59% majority interest, was reduced to a 50% ownership, as a result of the Company transferring shares of its common stock in X-Ceed Atlanta to the minority shareholder. As a result of this stock transfer the Company's ownership in X-Ceed Atlanta was reduced to a 50% interest and therefore, the assets, liabilities and operations of X-Ceed Atlanta after April, 1996 were not included in the consolidated financial statements for the fiscal year ended August 31, 1996 and quarter ended May 31, 1997.

3.       INVENTORIES CONSISTED OF THE FOLLOWING:

                                        May 31, 1997      August 31, 1996
                                        ------------      ---------------
                                         (unaudited)

         Raw Materials                   $  815,032          $  804,123
         Finished goods                     364,685             298,618
                                         ----------          ----------

                                         $1,179,717          $1,102,741
                                         ==========          ==========

4.       NOTES RECEIVABLE:

         In September 1996, the Company loaned $100,000 to a publicly traded company affiliated to a director/shareholder of the Company. The loan is evidenced by a note bearing interest at 8% per annum, originally payable within 180 days of the date of loan or earlier if additional funding was raised. In May 1997, the Company extended the maturity date of the loan until September 30, 1997. In consideration for the loan, the Company received warrants to purchase a minimum of 200,000 shares of common stock of the borrower. In July 1997, the Company through a limited offer converted its 200,000 warrants into 150,000 shares of common stock. All other terms and condition of the promissory note remain unchanged.

         The Company has from time to time provided financing to emerging companies. The Company believes that such investments May be an area of significant opportunity notwithstanding the significant risk involved.

5.       SUPPLEMENTARY INFORMATION - STATEMENTS OF CASH FLOW:

         The Company paid interest of $11,463 and $78,727 for the nine months ended May 31, 1997 and 1996, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the nine months ended May 31, 1997 and 1996, respectively were approximately $45,406,000 and $43,102,000 representing a 5%. Net revenues for the three months ended May 31, 1997 and 1996, respectively, were approximately $13,651,000 and $16,874,000 representing a 19% decrease in net sales. The difference between the three month periods is due to the inclusion in the three months ended May 31, 1996 of two short term merchandising programs in the X-Ceed performance improvement division which were concluded prior to the current fiscal quarter.

         Additionally, during the three months ended May 31, 1996, the Company reported approximately $465,000 in net revenues from X-Ceed Motivation Atlanta, Inc. During the quarter ended May 31, 1997, the Company recognized an equity loss of approximately $15,000 on this investment. In April 1996, the Company relinquished its majority ownership of X-Ceed Motivation Atlanta, Inc. as a result of a stock award to an officer of X-Ceed Motivation Atlanta, Inc. In conjunction with this change, the Company ceased to consolidate the revenues, assets and liabilities of the Atlanta based company. However, the Company will continue to recognize earnings and losses on its equity investment of X-Ceed Atlanta.

         Cost of revenues for the nine months ended May 31, 1997 and 1996 were $28,431,000 as compared to $27,653,000, representing 63% and 64% of net revenues, respectively. Cost of revenues for the three months ended May 31, 1997 and 1996 were $8,242,000 as compared to approximately $10,684,000, representing 60% and 63% of net revenues, respectively. The reduction in the cost of revenues as a percentage is directly attributable to higher margin programs in the X-Ceed performance division. Selling, administrative and general expenses for the nine months ended May 31, 1997 and 1996 were $13,904,000 and $14,465,000, representing 31% and 34% of net revenues, respectively. Selling, administrative and general expenses for the three months ended May 31, 1997 and 1996 were $4,779,000 and $5,379,000, representing 35%
and 32% of net revenues, respectively.

         Net income for the nine months ended May 31,1997 was $1,625,000 as compared to $705,000 for the corresponding prior period. Net income for the three months ended May 31,1997 was $391,000 as compared to $306,000 for the corresponding prior period. Income from operations was $3,071,000 for the nine months ended May 31, 1997 as compared to $985,000 for the corresponding prior period. The primary factors for the increase in income for the nine months ended May 31, 1997 as compared to the corresponding prior period is due in part to higher margin programs within the X-Ceed performance division and reductions in overall overhead expenses. During the nine months ended May 31, 1997 earnings from operations combined with other income of approximately $295,000 resulted in the Company reporting pretax income income of approximately $3,366,000. During the nine months ended May 31, 1996 earnings from operations combined with other income of $611,000 resulted in the Company reporting an pretax income of $1,595,000.

LIQUIDITY AND CAPITAL RESOURCES:

         At May 31, 1997 the Company had working capital of approximately $8,751,000 as compared to $7,964,000 at August 31, 1996. The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of July 15, 1997 the Company had approximately $9,965,000 in cash and cash equivalents. While the Company has sufficient capital resources to conduct its current activities, it will require additional financing in order to expand its current operations. In order to obtain such financing, the Company might seek to encourage the exercise of its publicly traded redeemable Warrants or make a private placement of its securities. The Company has at present no plans or arrangements to raise additional capital by either method.

         The consolidated statement of cash flows for the period ended May 31, 1997 reflects net cash provided by operating activities of $3,556,000. This resulted from net income of $1,625,000, increase in accounts payable and accrued expense of ($1,218,000), income tax payable of ($830,000),customer billings in excess of program costs of 1,967,000 less an increase in accounts receivable of 2,464,000. Cash used in investing activities was $285,000, consisting principally of an increase in notes receivable of $100,000 and acquisitions of property and equipment of $184,000. Cash used in financing activities approximated $425,000 consisting principally of a repayment of note of $1,065,000 and offset by advances from affiliate of $666,000.

                          PART II - OTHER INFORMATION

ITEM 1            -        Legal Proceedings
------                     -----------------

         In fiscal 1996, a lawsuit was commenced against the Company, Yitz Grossman and Werner Haase by Robert Daniels in the Supreme Court of the State of New York. Also during fiscal 1996, the Company sued Mr. Daniels and others in the Superior Court of New Jersey on claims relating to actions by Mr. Daniels following the termination of his employment. In June 1997, the Company and Mr. Daniels entered into a settlement agreement on terms that were not material to the Company.

ITEM 2            -        Changes in Securities
------                     ---------------------

         None

ITEM 3            -        Defaults on Senior Securities
------                     -----------------------------

         None

Item 4            -        Submission to a Vote of Security Holders
------                     ----------------------------------------

         None

Item 5            -        Other Information
------                     -----------------

         None

ITEM 6            -        Exhibits and Reports on Form 8-K
------                     --------------------------------

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

                                                    BY:  /s/ Werner Haase
                                                         ----------------------
                                                         WERNER HAASE,
                                                         CEO

DATE:    July 17, 1997
         -------------