Form 10KSB
period 1997-08-31
WATER JEL TECHNOLOGIES INC
filed 1997-12-12
CIK 721176

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

(Mark One)
         X Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

   For the fiscal year ended August 31, 1997

            Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from __________ to __________

         Commission file number 0-13049

                               WATER-JEL TECHNOLOGIES, INC.
                     (Name of Small Business Issuer in its Charter)

          New York                                13-3006788
(State of Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)               Identification No.)

488 Madison Avenue, New York, New York              10022
(Address of Principal Executive Offices)          (Zip Code)

                              (212) 753-5511
------------------------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12 (g) of the Exchange Act:

                                Common Stock
-------------------------------------------------------------------------------
                              (Title of Class)

                                A Warrant
-------------------------------------------------------------------------------
                              (Title of Class)

                                B Warrant
-------------------------------------------------------------------------------
                              (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No_____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.  $62,885,464

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $7,599,018 as of November 15, 1997.

Documents Incorporated by Reference:  See Footnotes to Exhibits

Item 1.  Description of Business

Introduction

         Water-Jel Technologies, Inc., (the "Company") is a New York corporation established in September 1979 to develop, manufacture, and market products using its "Water-Jel" gel as an emergency first aid product for burn injuries. The Company also manufactures and markets a line of generic creams and ointments.

         In July 1996, the Company acquired all of the outstanding stock of Journeycraft, Inc. ("Journeycraft"), a New York corporation, and TheraCom Integrated Medical Communications, Inc. ("TheraCom"), a New York corporation. These acquisitions have significantly expanded the scope of the Company's operations to include three new business areas, each larger than its historical business. These new businesses provide a wide variety of innovative services for enhancing corporate productivity.

         The Company's subsidiary Journeycraft has two operating divisions. The X-Ceed Performance Group division ("X-Ceed") provides services to major corporations in the field of performance improvement and corporate communications, including pioneering use of Internet technology. The Journeycraft Travel Management division ("Journeycraft") provides travel management for corporate customers. The Company's other subsidiary, TheraCom, is engaged in training and communications in the healthcare industry along with the creation and marketing of innovative products for patient education, especially in the women's healthcare field.

General

         Companies today operate in an increasingly competitive global economic environment. Companies which achieve increased productivity consistently survive and prosper. While reengineering efforts have gone to some length in increasing productivity, ultimately, it's a company's human resources and affiliations which must ensure consistently enhanced productivity. Corporate executives recognize that it requires training, communications, motivation and recognition to spur individuals to increase performance. The Company believes that through its subsidiaries, Journeycraft and TheraCom, it markets and provides a concrete and sophisticated array of services along with innovative delivery vehicles to assist corporations in a targeted and measurable way to increase personnel productivity.

         The new businesses acquired by the Company have followed a common approach. Each began with an established basic business: sales awards programs, improvement of communications skills of healthcare professionals and the providing of sophisticated travel agency services. These basic businesses served as platforms from which the Company launched expanded services using advanced information technology such as the Internet, wider applications of its existing services, and new, productivity enhancing products.

         Set forth below is a detailed description of the businesses and operations of the Company and its subsidiaries.

JOURNEYCRAFT SUBSIDIARY

         This subsidiary has two operating divisions, X-Ceed and Journeycorp.

X-CEED DIVISION

Business

         This division assists corporate clients in establishing performance improvement programs, designed specifically for each client. While traditionally performance improvement programs focused on increased sales, X-Ceed has expanded the programs to enable clients to achieve a higher degree of quality assurance and/or personnel motivation and consumer loyalty. Consumer loyalty programs have become an integral and extremely successful part of marketing efforts for companies such as airlines, telephone and credit card companies, and the Company is endeavoring to expand this service.

         Invariably, successful performance improvement programs entail an award for the winning participants. Awards take the form of merchandise, individual and/or group travel, debit or credit cards and gift certificates. As part of its services, X-Ceed analyzes the demographics of a program's participants and arrives at the type or mix of awards best suited for the corporate client in terms of the clients' budget parameters and business objectives. Each program devised by X-Ceed is tailor-made for the specific corporate client.

         Critical to the success of any performance improvement program is the need for communication. At the outset of any performance improvement program it is necessary to communicate the business objectives and contest rules to program participants and to continue to sustain a high level of excitement and enthusiasm for the program's objectives throughout the life of a program, which can range from three months to one year. This ensures that the program sponsor achieves a proper return of investment. Likewise, it is important for the program participants to know their current standing or progress in the program. X-Ceed has recognized that a sound awards program also serves as a vehicle for training to enhance the company's marketing and promotional efforts. Such training can be directed to improvement of sales skills and product familiarity or achievement of high quality assurance.

         In September 1997, X-Ceed introduced "Maestro", a proprietary Inter-and Intranet software technology which integrates the key functions of training information, motivation, and sales tracking in one comprehensive system. The technology also enables instant monitoring and measuring of performance by management which is crucial to the success of any awards program. "Maestro" will be made available as an option to X-Ceed's corporate clients under individual license agreements in conjunction with X-Ceed's delivery of all or any of the performance improvement-related services such as awards, training, sales tracking/reporting and group travel promotion and communications. The maximum licensing period is for one year and/or for the life cycle of the accompanying performance improvement program conducted by X-Ceed for a customer by utilizing Maestro as the delivery vehicle. The licensing fee is subject to numerous factors such as the extent of the client's usage of Maestro's features and the extent and nature of the performance improvement program delivered to the customer. X-Ceed also charges customary service fees for the hosting and maintenance of web sites and contractual fees for customization of technology features outside the parameters delivered by Maestro.

         The Company believes that Maestro will in the future significantly increase the Company's market share of performance improvement services, which is estimated at $3 billion annually. However, there can be no assurance that Maestro will significantly increase revenues.

         X-Ceed derives its revenues from both service fees from clients for establishing and monitoring performance improvement programs as well as from mark-ups on the merchandise and/or services provided as awards. In this connection, and with respect to travel related awards, the Company sources services such as hotel accommodations, food and beverage, entertainment, stage production, and transportation. These services form the integral components of a group travel program. Such group travel program components are purchased at net rates and marked up by X-Ceed. With respect to non-travel based performance improvement programs involving awards for merchandise and/or gift certificates, these items are purchased by X-Ceed from manufacturers and/or manufacturers' representatives at discounted prices and are subject to contractually agreed mark-ups.

         X-Ceed provides services to numerous corporate customers in various industries such as telecommunications, office equipment, pharmaceuticals, insurance and electronics. A majority of its corporate customers are repeat customers.

         In the fiscal year ended August 31, 1997 ("fiscal 1997") X-Ceed had revenues of approximately $36,850,000, accounting for approximately 59% of the Company's total revenues. See "Item 6: Management's Discussion of Financial Condition and Results of Operations." X-Ceed markets its services through direct contacts by sales representatives with corporate sales, marketing and human resource executives. X-Ceed has 36 employees with offices in Atlanta and Los Angeles as well as its office in the New York City Headquarters.

         Approximately 66% of X-Ceed's revenue were derived from two clients: one customer represented 35% and another 31% of the division's revenues. A loss of any one of these customers or a reduction in fees paid by any one of these customers could have a material effect on X-Ceed's revenues in the future. The Company is concentrating on building a wider client base but there can be no assurance that the Company will be successful.

         The Company considers its Internet technologies to be proprietary and protects its proprietary information with standard secrecy agreements. The Company does not have, but intends to apply for, copyright protection for certain of its proprietary Intranet software. The Company may have limited legal recourse should this proprietary information be disclosed publicly or to competitors.

Competition

         With respect to competition, numerous companies provide incentive or performance improvement services, some of which are significantly larger and have access to more extensive resources than the Company. These include Maritz, Inc., Carlson Marketing Group, BI Performance Services, and S&H Citadell. In addition, new competitors are continually forming in the area of Internet services. X-Ceed also competes with corporations' internal motivation staffs and efforts. X-Ceed competes on the basis of innovative programs, price and the quality of services.

JOURNEYCORP DIVISION

Business

         The Journeycorp division provides comprehensive travel services primarily for business travel by corporate clients. Travel services include trip planning, reservations, ticketing, and other incidental services. In addition, the Company acts as a consultant regarding corporate travel policy and travel budgeting. For these purposes the Company has created a management system which analyzes a corporation's historical travel expenses data in order to develop a definitive corporate travel policy and to enable the client to budget on an ongoing basis. The system also captures travel expense data and provides the client with a program to plan, account for and control travel and entertainment expenses. Like the X-Ceed division, Journeycorp uses Internet technology and software to facilitate direct booking through the Internet, to access current data via e-mail and to quickly create travel expense reports and analyses.

         The basic services, such as trip planning and reservations, are delivered through a variety of service configurations. Customers are serviced out of a Reservations Center or via a dedicated group of travel counselors located on a customer's premises ("on-site"). The Company maintains Reservations Centers in New York City (2), Chicago (1), New Jersey (1) and Los Angeles (1), and ten (10) on-sites. These services are supported by management functions such as customer service, MIS (Management Information Systems) and technology from the headquarters location in New York City.

         Journeycorp derives its revenues primarily from commissions and fees generated from travel bookings, and from hotels, car rental companies and other travel suppliers. In addition, a portion of the Company's revenues are derived from management or consulting fees charged to certain selected accounts.

         An industry journal estimates that out of 30,000 travel agencies Journeycorp's corporate travel business currently ranks between 35th and 40th in size in the United States with a higher ranking position in the New York metropolitan area. While the Company does not concentrate in any particular industries, its client base predominantly consists of companies in financial services, entertainment and retail marketing, all of which tend to be located in New York and California. The Company currently has several hundred clients which include Bloomberg Financial Services, Inc., Schroeder & Co., Tiffany's and Phillips Van Heusen. The Company normally formalizes its working relationship with clients through agreements which can range from one to three years and which are normally cancelable by either party upon 60 to 90 days notice.

         In fiscal 1997, Journeycorp had revenues of $11,571,000, accounting for approximately 18% of the Company's total revenues. Journeycorp markets its services  through  direct  contacts  by sales  representative  with  executives, targeted direct mailings, and participation in trade shows. Journeycorp currently has 125 employees with offices in Los Angeles, Chicago and Teaneck, New Jersey as well as two offices in New York City. In addition, Journeycorp operates on-site at many clients and uses the services of a number of associated independent travel agents.

Strategy

         The travel industry is undergoing its most crucial transition since deregulation in the early 1970s. As a result of cost efficiency initiatives and capacity reductions of the major airlines along with enhanced technologies, the industry is shifting from a commission to a fee based business. In 1995, most major carriers capped domestic airline commissions at $50 per round-trip tickets or 10% for round-trip tickets below $500 of ticket value. In September of 1997, major airlines followed up with reductions of domestic and international commissions to 8%. It is the airlines' intention to shift distribution costs from the carriers to the corporate customers. In the absence of operations-sustaining commission income, travel companies are forced to supplement revenues with management and/or transaction fees charged to the customers.

         Journeycorp  will  continue  to  reorient  its  customer  relationships towards fee-based travel management, consulting and MIS systems with a particular emphasis on on-line technology to achieve internal cost-efficiencies and to assist customers in increasing the efficiency of their travel operations. However, in light of the drastic changes in the airline industry, there can be no assurances that the Company will be able to generate significant revenues.

Competition

         Vigorous competition is encountered in the travel business from more than 30,000 travel agents and direct sales by airlines and travel suppliers in the U.S. and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years, including the fact that a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased services to regional and national business travel clients and in other activities. In additions, many companies have established in-house travel departments. Companies are also seeking alternative channels to make travel arrangements, such as on-line vendors or in some cases "ticketless" airline services.

         American Express is the largest provider of corporate as well as other travel services. Other major competitors in Journeycorp's regional markets are VTS Travel, Direct Travel, and McGregor Travel Management. In addition to American Express, many of the Company's other competitors are significant larger and have access to more extensive resources than the Company.

THERACOM SUBSIDIARY

Business

         The TheraCom subsidiary provides integrated training, communication and data to the healthcare industry. Traditionally, meetings to provide medical information to healthcare professional have been paid for by major pharmaceutical companies. However, by law such meetings must be organized and controlled by independent third parties. TheraCom provides all the services necessary to organize such meetings, such as locating speakers, publicity, and travel and meeting place arrangements. TheraCom also provides ongoing data flow and feedback to and from pharmaceutical manufactures and healthcare professionals such as physicians and pharmacists.

         From this base, TheraCom has expanded into providing healthcare information services beyond these traditional channels. The most important of these new areas is patient education. With increasing competition and cost pressures, the healthcare industry has recognized that communicating medical information directly to patients reduces usage of medical services, attracts patients, and helps create a cooperative atmosphere that minimizes malpractice litigation. One successful program introduced by TheraCom has been a guide on menopause. Rather than simply producing program materials, TheraCom focuses on training healthcare professionals at hospitals, public health agencies, managed care companies, and corporate "wellness" departments in effective presentation of its programs. In particular, TheraCom focuses on making such programs interactive rather than simply lectures.

         In fiscal 1997, TheraCom had revenues of approximately $9,162,000. These revenues are derived from one customer, Pfizer, Inc. TheraCom has 7 full-time employees and operates from an office in Glen Rock, New Jersey.

Strategy

         TheraCom intends to expand its healthcare information business and intends to expand its patients education business by creating new programs and marketing its current programs. This latter effort is especially important in reducing the Company's dependence on Pfizer, Inc. Another significant area of expansion will be extending healthcare information programs to healthcare professionals such as paramedics, practical nurses, physicians' aides and others who are becoming increasingly important under managed health care. However, there can be no assurance that the Company will be successful in expanding its base.

Competition

         The medical communication industry is large and diverse with extensive competition among many companies in both traditional medical information meetings as well as patient education. Advertising agencies are major new competitors in the healthcare information business. These and many other competitors are significantly larger, have been in existence longer, and have access to more extensive resources than the Company. The quality of service, price and the innovative nature of its programs are the major areas in which TheraCom competes.

WATER-JEL (the parent)

         Water-Jel's business comprised the Company's principal business prior to the acquisition of Journeycraft and TheraCom as wholly owned subsidiaries. Water-Jel currently manufactures and markets two product lines: the "Water-Jel" first aid product line for burns, and the "WJ" generic creams and ointments.

         The "Water-Jel" first aid product line consists of a line of emergency first aid and fire blankets and burn dressings primarily marketed to industry. The Company also offers two of its products, "Water-Jel Burn Dressing" and the "Water-Jel Burn Jel" on a limited basis to the consumer marketplace. The fire blankets provide emergency first aid to burn victims and help trapped individuals escape a fire. "Water-Jel" sterile burn dressings provide emergency first aid for victims who have small area body burns. "Water-Jel Burn Jel" is a topical gel designed for minor spot burns and "Water-Jel UnBurn" is a topical gel designed specifically for sunburns. "Water-Jel Cool-Jel" is a moisturizing topical cooling gel which can be used for relief of minor burns, cuts and scrapes.

         The "WJ" brand generic creams and ointments line consists of first aid cream, maximum strength hydrocortisone cream and a triple antibiotic ointment. The Company also provides private label packing to some of its customers.

         The Company markets its products to the domestic and international industrial market and on a limited basis to the consumer marketplace. Its distribution is comprised of customers who are well established in the first aid and safety markets. The Company promotes its product lines through advertising in trade journals and representation in major trade shows.

         In fiscal 1997, Water-Jel's sales were approximately $5,296,000, accounting for approximately 8% of the Company's total revenues. Water-Jel employs 25 people, and operates its manufacturing and warehousing from its 17,700 square foot facility located in Carlstadt, New Jersey. The Company has an additional 9,600 square feet of warehouse space available near its main facility.

Government Regulation

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

         The Water-Jel Fire Blanket and Burn Dressings are medical devices subject to regulation by the FDA. The Company has effective filings of premarket notification for these products under Section 510(k) of the Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act. Water-Jel's generic creams and ointment, "Burn Jel" and "UnBurn" line are classified as over the counter ("OTC") drugs. The Company has the necessary good manufacturing practice and quality controls to manufacture such over-the-counter drugs in its facility.

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

Patents and Trademarks

         As a result of research and development efforts in modifying and improving the Water-Jel line and in January 1995, the Company was granted a patent for a synthetic fabric containing a therapeutic, non-toxic, water-soluble and bio-degradable gel used in the burn dressing product line. In September 1996, the Company was granted a patent for a water-based formulation which can be used for the treatment of sunburns. This product is marketed under the name "UnBurn." The Company has obtained United States and foreign registrations for several trademarks for use on the Company's products. These marks and logos are used on the packaging of the Company's products.

Competition

         The market in which Water-Jel currently operates is characterized by competition and rapid technological change. Other firms, including Spenco Medical Corporation, C.R. Bard, Inc. and Johnson & Johnson Products, Inc., manufacture and market fire blankets, burn dressings and related fire safety products and have been in business for a longer period of time, are better established, have financial resources substantially greater, and have more extensive facilities than those which now, or in the foreseeable future, may be available to the Company. While some segments of the market are dominated by large manufacturers, other segments of the market are characterized by intense competition among independent product manufacturers. One manufacturer, Nortrade International Inc. ("Nortrade") offers a burn product line similar to that of the Company's. Management believes that Nortrade does not pose any significant competition.

         In the opinion of the Company's management, the Company's burn first aid products are superior to the dry "fire" blankets and antiseptic sprays, combination of salve covered with sterile gauze and sterile pre-wetted dressing of its competitors. Water-Jel products cool the wound by removing excess heat and loosen burned-on clothing. While dry "fire" blankets extinguish a fire by oxygen deprivation or smothering, the Company's Water-Jel Fire Blankets also remove excess heat from the victim's body and clothing by wetting and cooling, thereby reducing the possibility of re-combusting. Also, Water-Jel Burn Dressings come in a single unit and maintain their moistness longer than dressings pre-wetted only with water.


Item 2.   Description of Property

         The Company leases a variety of offices and facilities for its operations as summarized below:

Location         Size and Nature of Facility                     Lease Expires

New York City    Office, 22,300 square feet                           2008
                 Office,  1,100 square feet                           1998

Carlstadt, NJ    Office, Factory 17,700 square feet                   1998
                 Warehouse, 9,600 square feet                         1999

Los Angeles      Office, 2,800 square feet                            1998

Atlanta          Office, 2,700 square feet                            2000

Chicago          Office, 3,000 square feet                            1999

Glen Rock, NJ    Office, 2,800 square feet                            2001

Item 3.   Legal Proceedings

         There is no material litigation currently pending against the Company, its officers or employees.


Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to shareholder vote in the fiscal quarter ended August 31, 1997.


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on NASDAQ under the symbol "XCED." The Class A Warrants also trade on NASDAQ under the symbol "XCEDZ." The Company's Class B Warrants were delisted from NASDAQ on March 23, 1995. They are listed on the "Bulletin Board" (the "Pink Sheets") under the symbol "XCEDW." There has been no market activity in the Class B Warrants.

         The following table sets forth the high and low bid prices for the Company's Common Stock and Class A Warrants for the periods indicated. There were no prices available for the Class B Warrants. Information for all periods is as reported by NASDAQ. The figures shown represent interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The following table gives retroactive effect to a one-for-eight reverse stock split effected in November 1994.

                                                   High Bid      Low Bid
                  Common Stock

Fiscal Year Ended August 31, 1997
1st Quarter ended November 30, 1996                4   3/8       2   3/8
2nd Quarter ended February 28, 1997                3   3/8       1   3/4
3rd Quarter ended May 31, 1997                     2   1/4       1   1/2
4th Quarter ended August 31, 1997                  4   3/16      2  13/16

Fiscal Year Ended August 31, 1996
1st Quarter ended November 30, 1995                1  11/16       1    -
2nd Quarter ended February 28, 1996                3   3/8        1   3/8
3rd Quarter ended May 31, 1996                     5   3/4        2   1/4
4th Quarter ended August 31, 1996                  4   5/8        2   7/16

                  Class A Warrants

Fiscal Year Ended August 31, 1997
1st Quarter ended November 30, 1996                 2     -        1    -
2nd Quarter ended February 28, 1997                 1   1/16          7/16
3rd Quarter ended May 31, 1997                         11/16          5/16
4th Quarter ended August 31, 1997                   1   1/2           5/16

Fiscal Year Ended August 31, 1996
1st Quarter ended November 30, 1995                     13/32          9/32
2nd Quarter ended February 28, 1996                  1   3/4            1/4
3rd Quarter ended May 31, 1996                       4   1/2        1    -
4th Quarter ended August 31, 1996                    3   1/16       1  7/16

         As of November 15, 1997 the approximate number of beneficial holders of the Common Stock of the Company was 4,400, based on information received from the transfer agent and those brokerage firms who hold the Company's securities in "street name."

         The Company has not paid any cash dividends since its inception. By reason of its present financial status and contemplated financial requirements, the Company does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance the Company's growth.


Item 6.   Management's Discussion of Financial Condition and Results of
          Operations

         During the fourth quarter of fiscal 1996, the Company acquired all of the outstanding stock of Journeycraft and TheraCom in exchange for 3,500,000 shares of the Company's Common Stock. This acquisition was accounted for as a "pooling of interest." Consequently, the Company's fiscal 1996 financial statements are based on the assumption that the companies were combined for the full year.

Results of Operations

         Net sales for the fiscal years ended August 31, 1997 ("fiscal 1997") and August 31, 1996 ("fiscal 1996") approximated $62,885,000 and $54,864,000, respectively, representing a 15% increase. Net sales for all of the Company's divisions increased during fiscal 1997. The TheraCom division, with its Grant and Speaker Programs to the healthcare industry, and the X-Ceed division, with its ongoing Incentive Program and marketing of its Internet website technology, accounted for approximately 77% of the total increase.

         Cost of revenues for fiscal 1997 approximated $40,095,000 as compared to $34,933,000 for fiscal 1996, representing 64% of net sales in each period. Selling, administrative and general expenses for fiscal 1997 approximated $18,420,000 (29% of net sales) as compared to approximately $18,683,000 (34% of net sales) in fiscal 1996. The decrease, as a percentage of sales, reflects the increase in revenues without the need to expand the Company's sales and administrative activities. Research and development costs approximated $446,000 and $29,000 in fiscal 1997 and 1996, respectively. The research and development activity in fiscal 1997 was incurred in connection with X-Ceed's Maestro software. Maestro is a proprietary productivity enhancing system utilized for managing training, sales tracking and reporting, awards and recognition programs, and product information for sales forces.

         Other income approximated $260,000 and $453,000 for fiscal 1997 and 1996, respectively. The decrease reflects a loss on sales of investments ($20,000) in fiscal 1997 as compared to a gain ($599,000) in fiscal 1996, and costs and expenses of $253,000 incurred in connection with the acquisition of Journeycraft and TheraCom.

         Net income in fiscal 1997 approximated $1,877,000, compared to $632,000 in fiscal 1996, representing an increase of 196%. The increase reflects the 15% increase in sales and the stability of selling, general and administrative costs.

Liquidity and Capital Resources

         At August 31, 1997, the Company had working capital of approximately $10,042,000 as compared to approximately $7,964,000 at August 31, 1996. The increase is primarily attributable to fiscal 1997's net income. Subsequent to year end, the Company entered into an amended credit facility with its lead bank. The amended agreement provides for a $600,000 term loan bearing interest at 1/2% over the bank's prime rate and a line of credit facility of $2,500,000 bearing interest at the bank's prime rate. In addition, the amended agreement provides for a foreign exchange line in the amount of $2,000,000 which may be used to hedge against fluctuations in foreign currency. The amended credit facility expires in December 1998 and supersedes any prior credit facility. The amended credit facility contains various covenants pertaining to the maintenance of certain financial ratio restrictions. At August 31, 1997, the Company had a loan balance in a long-term loan of $74,700 payable through October 2000.

         In October 1997 the Company extended the expiration date of its Class A and B Warrants from October 30, 1997 to April 30, 1998. All other terms and conditions of the Company's Warrants remained unchanged.

         The consolidated statement of cash flows for fiscal 1997 reflects net cash provided by operating activities of $1,161,998. This resulted principally from the Company's net income of $1,876,620. Net cash used in investing activities was $126,000, consisting of acquisition of property and equipment of $150,000, an increase in notes receivable of $100,000, offset by proceeds from the sale of marketable securities of $138,000. Net cash used in financing activities approximated $1,139,000, consisting principally of the repayment of notes payable for $1,065,000.

         The Company believes that it has adequate working capital for at least the next twelve months of operations. As of August 31, 1997 the Company had approximately $7,230,300 in cash and cash equivalents. While the Company has sufficient capital resources to conduct its current activities, it will require additional financing in order to expand its current operations. In order to obtain such financing, the Company might seek to encourage the exercise of its redeemable publicly traded Warrants or make a private placement of its securities. The Company has at present no plans or arrangements to raise additional capital by either method.


Item 7.   Financial Statements

         The financial statements commence on Page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

        Name                         Age         Position
-------------------                 -----   -------------
Werner Haase...............           60    Chairman and CEO
Nurit Kahane Haase.........           47    Senior Vice President
Norman Doctoroff...........           64    Director
John Bermingham............           58    Director

         Directors are elected to serve until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. The Board of Directors held five (5) meetings in the fiscal year ended August 31, 1997 and also met informally and acted by written consents during the year. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

         Werner Haase has served as a Director of the Company since September 1987 and became Chairman and Chief Executive Officer in July 1996 following the acquisition of Journeycraft and TheraCom. For more than the past five years, Mr. Haase has been a Director and chief Executive Officer of Journeycraft. Mr. Haase is also a director of Puretec Corporation, a company which manufactures specialty plastic products and is engaged in the recycling of post consumer plastics and plastic injection molding.

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

         John Bermingham was elected on November 13, 1997 to serve as a director of the Company until the next annual meeting of stockholders. Mr. Bermingham has served as a consultant to the Company since April 1997. Mr. Bermingham formerly served as president and chief executive officer of Rolodex Corporation during 1996 and through April 1997. From 1993 to 1996 Mr. Bermingham was employed by AT&T. He held the position of president and chief executive officer of AT&T Smart Cards Systems and Solutions, a division of AT&T. From 1982 through 1993, Mr. Bermingham held various senior executive officer positions with Sony Corporation of America.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


Item 10.   Executive Compensation

         The following table sets forth information with respect to compensation paid by the Company for the services to the Company during the three years ended August 31, 1997 by the Company's Chief Executive Officer and three officers with compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE


                                                                          Long Term Compensation
                                        Annual Compensation                 Awards           Payouts

         (a)               (b)         (c)         (d)         (e)           (f)         (g)      (h)     (i)

                                                              Other          Re-                          All
                                                              Annual       stricted   Securities          Other
                                                              Compen-       Stock     Underlying  LTIP    Compen-
Name and                                                      sation       Awarded    Options/   Payouts  sation
Principal Position         Year     Salary($)    Bonus($)      ($)           ($)      SARs(#)       $       $
------------------         ----     ----------   --------     ---------   ----------  ---------- -------  -------
Werner Haase (1)(2)(3)     1997     $500,000    $300,000      $ 82,152        0          0        $ 0     $  0
Chairman and CEO           1996     $ 10,500    $ 22,250      $    0          0          0        $ 0     $  0
                           1995

Nurit Haase (1)            1997     $250,000    $    0        $    0          0          0        $ 0     $  0
Sr. Vice President         1996     $ 10,500    $ 63,900      $    0          0          0        $ 0     $  0
                           1995

Yitz Grossman (4)(6)       1997
Former Chairman            1996     $150,000    $    0        $ 71,000        0        100,000    $ 0     $  0
and Secretary              1995     $139,000    $  45,000     $ 15,000        0        100,000    $ 0     $  0

Peter Cohen (5)(6)         1997
Former President           1996     $111,000    $    0        $ 75,000        0        100,000    $ 0     $  0
                           1995     $100,000    $  45,000     $    0          0        100,000    $ 0     $  0

(1) Werner Haase and Mr. Haase's wife, Nurit Kahane Haase, assumed their current positions with the Company on July 2, 1996 following the acquisition of Journeycraft and TheraCom. Information is given only for periods subsequent to July 2, 1996.

(2) On November 13, 1997, the Board of Directors, Mr. Haase abstaining, awarded a bonus of $300,000 to Mr. Haase based on the Company's performance for fiscal 1997.

(3) Represents premiums for life insurance policies paid by the Company on behalf of Mr. Haase.

(4) Mr. Grossman resigned from his positions with the Company effective December 12, 1996.

(5) Mr. Cohen resigned as President, Chief Executive Officer and Treasurer of the Company effective July 2, 1996. He continues to serve as Managing Director of the first aid division, which is not an executive officer position.

(6) During fiscal 1996, the Company transferred certain life insurance policies to Messrs. Grossman and Cohen which are included in "Other Annual Compensation."

         The aggregate amount of personal benefits cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person. The Company offers health insurance to all of its employees. At present time the Company does not have any retirement, pension, profit sharing, or other similar programs or benefits for its executive officers.

         The Company has not paid remuneration of any nature for or on account of services rendered by a director in such capacity.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                                   Percent of
                  Number of        Total Options/
                  Securities       SARs Granted
                  Underlying       to Employees    Exercise or
                  Options/SARs     in Fiscal       Base Price
Name              Granted (#)      Year            ($/Sh)      Expiration Date
   (a)            (b)              (c)             (d)               (e)

                  -0-               -0-             -0-

No options were granted to anyone during fiscal 1997.


                  AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                             AND FY-ENDED OPTION/SAR VALUES


                                                                                                           Value of
                                                                                         Number of         Unexercised
                                                                                        Unexercised       In-the-Money
                                                                                        Options/SARs      Options/SARs
                                                                                         at FY-End         at FY-end
                                                                                             (#)               ($)

                                            Shares Acquired                             Exercisable/      Exercisable/
            Name                            on Exercise (#)        Value Realized ($)   Unexercisable     Unexercisable
         ---------                          ---------------        ------------------   -------------     -------------

WERNER HAASE, Chairman and CEO                       -0-                  -0-               243,750          $354,680


All of the foregoing options are exercisable: 143,750 at an exercise price of $1.52 and 100,000 at an exercise price of $2.19.

Employment Agreements

         In July 1996, the Company entered into a five-year employment agreement with Nurit Kahane Haase effective as of July 1, 1996. The agreement provides for annual compensation of $250,000 per year. In the event of a change in control of the Company, Mrs. Haase is entitled to receive a one-time payment equal to three times her then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets, or certain mergers or other combinations.

         In December 1996, the Company entered into a five-year employment agreement with Werner Haase effective as of January 1, 1997. The agreement provides for annual compensation of $500,000 per year as well as the maintenance of various insurance policies. In the event of a change in control of the Company, Mr. Haase is entitled to receive a one-time payment equal to three times his then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfer of over 50% of the Company's assets, or certain mergers or other combinations. Mr. Haase's agreement also entitles him to receive bonuses at the discretion of the Board of Directors.

Stock Option Plans

         The Company has adopted three stock option plans. The Non-Qualified Stock Option Plan ( the "NQSO Plan") which expired on April 6, 1994 covering 187,500 shares of the Company's Common Stock, $.08 par value, pursuant to which officers and employees of the Company were eligible to receive non-qualified stock options. As of November 15, 1997, options to acquire 128,125 shares have been granted under the NQSO Plan at exercise prices of $1.52 per share. All options granted under the NQSO Plan have been at exercise prices at least equal to the fair market value of the Common Stock on the date of grant.

         Under the 1990 Stock Option Plan (the "1990 Plan") the Company may grant to its officers, key employees and others who render services to the Company, options to purchase up to 187,500 shares of the Company's Common Stock at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value in the case non-qualified options for such stock in the date of the granting of the Option. As of November 15, 1997, options to acquire a total of 170,000 shares have been granted under the 1990 Plan at exercise prices ranging from $1.52 to $2.00 per share.

         The 1995 Stock Option Plan (the "1995 Plan") operates on substantially the same terms as the 1990 Plan except that it includes option to purchase up to 500,000 shares of the Company's Common Stock. Any options granted under the plan expire ten years from the date of grant. The plan expires March 1, 2005. As of November 15, 1997 all available options had been granted under the 1995 Plan and options to acquire a total of 467,000 shares remain outstanding at an exercise price of $2.19 per share.


Item 11.   Security Ownership of certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 1997 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors of the Company as a group:

                           Amount and Nature of
Name and Address           Beneficial Ownership                 Percentage
Werner G. Haase (1)              2,525,625                         34.7%
488 Madison Avenue
New York, NY

Nurit Kahane Haase (1)          2,525,625                          34.7%
488 Madison Avenue
New York, NY

J. Morton Davis (2)               543,389                            7.7%
44 Wall Street
New York, NY

William Walters                   500,000                            7.0%
650 Fifth Avenue
New York, NY

Seneca Associates                 400,000                            5.7%
56 Rechov Rochild
Bat Yam, Israel

Yitz Grossman (3)                 600,250                            8.2%
40 Fulton Street
New York, NY

Norman Doctoroff (4)               25,000                            0.5%
81 Two Bridges Road
Fairfield, NJ

All officers and
directors as a group
(3 persons)                     2,560,625                           35.0%

(1) Consists of 1,131,875 shares of Common Stock owned by Mr. Haase, options to acquire 243,750 shares held by Mr. Haase, 1,112,000 shares owned by Mrs. Haase, and 37,500 shares held jointly by Mr. and Mrs. Haase.

(2) Consists of 161,454 redeemable Class A Common Stock Purchase Warrants ("Class A Warrants") and an option to purchase 81.6 Units owned by D.H. Blair Investment Banking Corporation ("Blair"), of which Mr. Davis is Chairman and sole stockholder. Each Unit entitles the holder to acquire 1,666 shares of Common Stock and 1,666 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock and to receive one redeemable Class B Common Stock Purchase Warrant ("Class B Warrants") at an exercise price of $3.00 per share exercisable prior to April 30, 1998. Each Class B Warrant entitles the holder to purchase one share of Common Stock at $6.00 per share prior to October 30, 1997.

(3) Includes shares issuable on exercise of options to purchase 300,000 shares of Common Stock.

(4) Represents shares issuable on exercise of options to purchase 25,000 shares of Common Stock.

Item 12.   Certain Relationships and Related Transactions

         In July 1996, the Company entered into a four-year consulting agreement with Target Capital Corp. and Yitz Grossman, which went into effect on September 1, 1996 and terminates on May 16, 2000. Mr. Grossman was Chairman and Secretary of the Company at the time the agreement was entered into. Mr. Grossman resigned as an officer and director of the Company in December 1996. The agreement provides for annual compensation of $150,000 per year and an annual bonus of $30,000. Mr. Grossman is not required to devote his full time to the Company. In the event of a change of control of the Company, the agreement provides for a one-time payment equal to three times the then current annual compensation. A change of control includes the acquisition of over 30% of the Company's stock, the sale or transfers of over 50% of the Company's assets, or certain mergers or other combinations.

         During fiscal 1997, the Company sold 50,000 shares of Mark Solutions, Inc. ("MSI") and received net proceeds of approximately $100,000. Subsequent to fiscal 1997, the Company sold the remaining balance of 195,000 shares of common stock and received net proceeds of approximately $740,500. Mr. Grossman, who was a director and officer of the Company, was also a director of MSI at the time these investments were made.

         In September 1996, the Company loaned $100,000 to Multimedia Tutorial Services, Inc, a publicly traded company of which Mr. Haase was a director at that time but has subsequently resigned. This loan was evidenced by a note bearing interest at 8% per annum, originally payable within 180 days of the date of loan or earlier if additional funding was raised. In consideration for the loan, the Company received warrants to purchase a minimum of 200,000 shares of common stock of the borrower. In May 1997, the Company extended the maturity date of the loan until September 30, 1997. In July 1997, the Company through a limited offer converted its 200,000 warrants into 150,000 shares of common stock. As of November 30, 1997 the loan remains unpaid and the Company is pursuing collection. However, as a result of the deteriorating financial condition of the borrower, the Company wrote off the receivable at August 31, 1997.


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

                             WATER-JEL TECHNOLOGIES, INC.

                             By  /s/ Werner G. Haase
                             Werner G. Haase
                             Chairman and Chief  Executive Officer

Dated:  December 10, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 1997 by the following persons on behalf of Registrant and in the capacities indicated.

                                   /s/ Werner G. Haase
                                   Werner G. Haase,
                                   Chief Executive Officer, Principal

                                   /s/ Norman Doctoroff
                                   Norman Doctoroff, Director

                                   /s/ John Bermingham
                                   John Bermingham, Director

Exhibits

(3) (a) Articles of Incorporation (1), previous Amendments (3) (6) (7)
(3) (b) By-laws of the Registrant(1)
(4) (a) Form of Common  Stock(1)
(4) (b) Form of Class A Warrant(2)
(4) (c) Form of Warrant Agreement
(10)(a) Employment  Agreement with Peter Cohen(5)
(10)(b) Assignments of Patent Rights(3)
(10)(c) Agreement dated July 13, 1988 between Trilling Medical Technologies, Inc., Yitz Grossman, Emanuel Trilling and Cary Trilling(4)
(10)(d) Copy of Non-Qualified Stock Option Plan(1)
(10)(e) Copy of 1990 Stock Option Plan(5)
(10)(f) Copy of 1995 Stock Option Plan(8)
(10)(g) Agreement and Plan of Merger dated as of May 17, 1996, by and among the Company, JCI, THI, JCI Acquisition Corp., THI Acquisition Corp. and Werner Haase(9)
(10)(h) Employment Agreement, dated as of July 1, 1996, by and among the Company and Nurit Kahane Haase(9)
(10)(i) Employment Agreement, dated as of December 11, 1996, by and among the Company and Werner Haase
(27)    Financial Data Schedule*
-----------------------------
     * Filed herewith

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

         (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

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

                      TWO YEARS ENDED AUGUST 31, 1997

                WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       TWO YEARS ENDED AUGUST 31, 1997


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

Consolidated statements of cash flows                  F-5

Notes to consolidated financial statements          F-6 - F-18

                           Independent Auditors' Report




Board of Directors and Stockholders
Water-Jel Technologies, Inc.
Carlstadt, New Jersey

We have audited the accompanying consolidated balance sheet of Water-Jel Technologies, Inc. and Subsidiaries as of August 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water-Jel Technologies, Inc. and Subsidiaries as of August 31, 1997, and the results of their operations and their cash flows for the two years ended August 31, 1997, in conformity with generally accepted accounting principles.





                                 HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
November 14, 1997

          WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET

                          AUGUST 31, 1997


         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $    7,230,314
   Investment in marketable securities (Note 5)                                                          758,373
   Accounts receivable, net of allowance for
     doubtful accounts of $154,000 (Note 9)                                                            3,713,709
   Program costs and earnings in excess of customer billings                                           2,039,682
   Inventories (Notes 4 and 9)                                                                         1,364,510
   Prepaid expenses and other current assets                                                             334,589
                                                                                                  --------------
       Total current assets                                                                           15,441,177

PROPERTY AND EQUIPMENT, net (Note 6)                                                                   1,354,070
INVESTMENTS IN X-CEED MOTIVATION ATLANTA, INC. (Note 7)                                                  355,394
DUE FROM OFFICER (Note 8)                                                                              1,222,483
DEFERRED INCOME TAXES (Note 10)                                                                          231,000
OTHER ASSETS                                                                                             195,956
                                                                                                  --------------

                                                                                                  $   18,800,080

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $    4,041,907
   Current portion of long-term debt (Note 9)                                                             39,200
   Income taxes payable, current (Note 10)                                                               358,933
   Customer billings in excess of program costs and earnings                                             914,561
   Deferred income tax liability (Note 10)                                                                44,500
                                                                                                  --------------
       Total current liabilities                                                                       5,399,101

LONG-TERM DEBT (Note 9)                                                                                   51,500
                                                                                                  --------------
ACCRUED LEASE OBLIGATION (Note 15)                                                                       816,000
                                                                                                  --------------

COMMITMENTS (Note 15)

STOCKHOLDERS' EQUITY (Note 11):
   Common stock, $.08 par value; authorized 12,500,000
     shares; 7,043,180 issued and outstanding                                                            563,456
   Preferred stock, $.08 par value; authorized 125,000
     shares; -0- issued and outstanding                                                                       -
   Net unrealized gain on marketable securities                                                          216,175
   Additional paid-in capital                                                                          9,717,568
   Retained earnings                                                                                   2,091,910
                                                                                                  --------------
                                                                                                      12,589,109
   Treasury stock, 10,000 shares                                                                         (55,630)

                                                                                                  --------------
                                                                                                      12,533,479

                                                                                                  $   18,800,080

                                  See notes to consolidated financial statements

                                   WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME




                                                                                          Years Ended
                                                                                          August 31,
                                                                                  1997                  1996

REVENUES, net (Notes 13 and 16)                                             $   62,885,464        $   54,863,574
                                                                            --------------        --------------


COSTS AND EXPENSES (Notes 15 and 17) :
   Cost of revenues                                                             40,094,838            34,932,523

   Selling, general and administrative                                          18,420,233            18,682,728

   Research and development                                                        446,187                29,279
                                                                            --------------        --------------

                                                                                58,961,258            53,644,530
                                                                            --------------        --------------


OPERATING INCOME                                                                 3,924,206             1,219,044
                                                                            --------------        --------------


OTHER INCOME (EXPENSE):
   Interest and dividend income                                                    450,725               298,986

   Interest expense                                                                (81,020)             (126,478)

   (Loss) gain on sale of investments                                              (19,938)              598,589

   Equity earnings on investments                                                    8,510               203,463

   Merger costs and expenses (Note 3)                                                   -               (253,251)

   Loss on impairment of notes receivable (Note 12)                               (100,000)             (325,000)

   Other, net                                                                        2,137                56,962
                                                                            --------------        --------------

                                                                                   260,414               453,271
                                                                            --------------        --------------


INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                         4,184,620             1,672,315


PROVISION FOR INCOME TAXES (Note 10)                                             2,308,000               922,000
                                                                            --------------        --------------


INCOME BEFORE MINORITY INTEREST                                                  1,876,620               750,315


MINORITY INTEREST IN INCOME                                                             -                118,000
                                                                            --------------        --------------



NET INCOME                                                                  $    1,876,620        $      632,315
                                                                            ==============        ==============


NET INCOME PER COMMON SHARE  (Note 11):
   Primary                                                                            $.26                 $.09
                                                                                      ====                 ====
   Assuming full dilution                                                             $.24                 $.09
                                                                                      ====                 ====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING:
     Primary                                                                     7,332,468             6,992,347
                                                                                 =========             =========

     Assuming full dilution                                                      7,677,070             6,992,347
                                                                                 =========             =========




                                  See notes to consolidated financial statements

                     WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      (Note 12)


                                 Common Stock       Preferred Stock
                                 12,500,000 Shares   125,000 Shares                 Net
                                 $.08 Par Value      $.08 Par Value             Unrealized
                                 -----------------   --------------  Additional  Gain on     Retained
                                           Par               Par     Paid-in    Marketable   Earnings/    Treasury
                                 Shares    Value     Shares  Value   Capital    Securities   (Deficit)      Stock        Total

Balance, August 31, 1995         6,824,180  $545,934   -    $  -    $9,664,472  $ 547,955   $ (417,025)  $ (55,630)     $10,285,706

Transfer of shares in subsidiary
   to minority shareholder            -         -      -       -      (122,852)     -           -             -            (122,852)

Issuance of stock by subsidiary
    for services                      -         -      -       -       103,000      -           -             -             103,000

Exercise of options/rights         196,000    15,680   -       -        26,960      -           -             -              42,640

Marketable securities valuation
   adjustment (Note 5)                -         -      -       -          -      (240,507)      -             -            (240,507)

Net income                            -         -      -       -          -         -          632,315        -             632,315
                                 ----------  -------  -----  -----  ----------  ----------   ----------    --------     -----------

Balance, August 31, 1996         7,020,180   561,614   -       -     9,671,580    307,448      215,290     (55,630)      10,700,302

Exercise of options/rights          23,000     1,842   -       -        45,988      -           -             -              47,830

Marketable securities valuation
   adjustment (Note 5)                 -        -      -       -          -       (91,273)      -             -             (91,273)

Net income                             -        -      -       -          -         -        1,876,620        -           1,876,620
                                 ---------  --------  -----  -----  ----------   ---------  ----------    ---------     -----------

Balance, August 31, 1997         7,043,180  $563,456   -     $ -    $9,717,568  $ 216,175   $2,091,910    $(55,630)     $12,533,479
                                 ========== ========  =====  =====  ==========  ==========  ==========    =========     ===========







             See notes to consolidated financial statements

                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended
                                                                                          August 31,
                                                                                  1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $   1,876,620         $     632,315
                                                                             -------------         -------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Loss (gain) on sale of marketable securities                                 19,938              (598,589)

       Gain on sale of equipment                                                        -                 (3,500)

       Loss on impairment of notes receivable                                      100,000               325,000

       Provision for losses on accounts receivable                                  26,905               312,135

       Minority interest in net earnings                                                -                118,000

       Contributed services                                                             -                 45,000

       Depreciation and amortization                                               460,613               539,551

       Equity earnings on investment                                                (8,510)             (203,463)

       Deferred income taxes                                                       450,500               543,170

       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                     574,672            (2,663,264)

           Inventories                                                            (261,769)               10,628

           Program costs and earnings in excess of billings                     (1,774,534)               67,905
           Prepaid expenses and other current assets                               (52,971)             (134,052)

           Other assets                                                             41,418               147,377

         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                   770,848             1,350,096

           Income taxes payable                                                    138,745              (600,040)

           Customer billings in excess of program costs                         (1,207,535)            1,402,909

           Accrued lease liability                                                  22,000              (126,000)

           Other current liabilities                                               (14,942)              (19,506)
                                                                             -------------         -------------

       Total adjustments                                                          (714,622)              513,357
                                                                             -------------         -------------

       Net cash provided by operating activities                                 1,161,998             1,145,672
                                                                             -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in marketable securities                                            (26,775)              (70,940)

   Divestiture of consolidated affiliate                                                -             (3,128,182)

   Proceeds from sale of marketable securities                                     137,821               749,340

   Repayments from shareholders                                                         -                 75,000

   (Increase) decrease in notes receivable                                        (100,000)              150,000

   Proceeds from sale of property and equipment                                     13,053                15,000

   Acquisition of property and equipment                                          (149,845)             (237,274)
                                                                             -------------         -------------

       Net cash used in investing activities                                      (125,746)           (2,447,056)
                                                                             -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                            (39,200)              (39,200)

   Repayment of notes payable                                                   (1,065,000)                   -

   Proceeds from notes payable                                                          -              1,065,000

   Advances (to) from affiliate                                                    (82,736)               89,493

   Proceeds from the exercise of warrants and options                               47,830                42,640
                                                                             -------------         -------------

       Net cash (used in) provided by financing activities                      (1,139,106)            1,157,933
                                                                             -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (102,854)             (143,451)


CASH AND CASH EQUIVALENTS, beginning of year                                     7,333,168             7,476,619
                                                                             -------------         -------------


CASH AND CASH EQUIVALENTS, end of year                                       $   7,230,314         $   7,333,168
                                                                             =============         =============


                                  See notes to consolidated financial statements

         WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              TWO YEARS ENDED AUGUST 31, 1997

1.     Organization and Nature of Operations:

       Water-Jel Technologies, Inc. (the "Company") began operations in September 1979 as a manufacturer of emergency first aid fire blankets for burns. The Company later expanded its manufacturing operations to include a line of burn dressings, topical creams and generic creams and ointments.

       On July 2, 1996, the Company acquired Journeycraft, Inc. and Affiliates ("Journeycraft") which significantly expanded the scope of the Company's operations. Journeycraft's primary business is to provide solutions to critical business issues of corporate customers through the development and application of performance improvement programs. In addition, Journeycraft provides travel management services, including reservations and ticketing, to major U.S. corporations and also designs and implements training and communication programs in the health care field as well as producing and marketing products for patient education.

2.     Summary of Significant Accounting Policies:

       a. Principles of consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

          Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for under the equity method. Under this accounting, the investment is increased or decreased by the Company's share of earnings or losses after dividends.

          On April 1, 1996, the Company's equity interest in X-Ceed Atlanta, previously represented a 59% majority interest, was reduced to a 50% ownership, as a result of the Company transferring shares of its common stock in X-Ceed Atlanta to the minority shareholder. As a result of this stock transfer the Company's ownership in X-Ceed Atlanta was reduced to a 50% interest and therefore, the assets, liabilities and operations of X-Ceed Atlanta after April 1, 1996 were not included in the consolidated financial statements for the fiscal years ended August 31, 1997 and 1996.

       b. Revenue recognition

          Revenue from retail travel services is recognized upon the ticketing of the related flights. The Company bills clients in advance for group meeting and incentive programs and records such deposits on the balance sheet, as customer billings in excess of program costs. The Company recognizes revenue, and the related costs, when the travel has commenced, or when the group meeting or incentive program is completed.

          For certain long-term seminar contracts, the percentage-of-completion method is used, whereby revenue, and related costs, are recognized as work on the contracts progresses.

       d.  Investments in marketable securities

           Equity securities having readily determinable fair values and all investments in debt securities are classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortization cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity. A decline in the market value of any available-for sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

           A significant portion of revenue earned by the Company's retail corporate travel business segment is derived from commissions earned on airline bookings with major U.S.
and foreign airline carriers.

       g.  Income taxes

           Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       h.  Impairment of long-lived assets

           In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       i.  Stock-based compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

       j.  Research and development costs

           Research and development costs, consisting of salaries and materials related to software development, are expensed as incurred.

       k. Use of estimates

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

       l.  Advertising costs

           Advertising costs are charged to operations when the advertising first takes place.

       m.  Statement of cash flows

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       n.  Reclassifications

           Certain reclassifications have been made to the financial statements for the year ended August 31, 1996 to conform with the classifications used in 1997.

3.     Merger With Journeycraft, Inc. and Affiliates:

       On July 2, 1996, Journeycraft became a wholly-owned subsidiary of the Company through the exchange of 3,500,000 shares of the Company's common stock for all of the outstanding stock of Journeycraft. The merger qualified as a tax-free reorganization and was accounted for as a "pooling of interests." The accompanying financial statements for fiscal 1996 are based on the assumption that the companies were combined for the full year.

       Merger costs of $253,000 were incurred and have been charged to operations in the fourth quarter of 1996. The merger costs consist of legal, accounting and investment banking fees.

4.     Inventories:

       Inventories consists of the following at August 31, 1997:

       Raw materials          $     401,534
       Finished goods               962,976
                              -------------
                              $   1,364,510

5.     Investment in Marketable Securities:

       At August 31, 1997, marketable equity securities, which are classified as available-for-sale securities, are valued at the fair value of the securities and the unrealized gain on the securities, net of income taxes, are reflected in stockholders' equity. During the years ended August 31, 1997 and 1996, the net change in the valuation adjustment on marketable securities classified as available-for-sale amounted to $(91,273) and $(240,507), respectively.

       The carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate values at August 31, 1997 were as follows:

                                           Gross       Gross
                                           Unrealized  Unrealized
                                  Cost     Gains       Losses        Fair Value
Securities available-for-sale
   equity investments           $422,292   $347,288    $(11,207)     $758,373
                                ========   ========    ==========    ========

6.     Property and Equipment:

       Property and equipment, at cost, consists of the following at August 31, 1997:

       Machinery and equipment                         $  2,120,014
       Furniture and fixtures                               522,285
       Software                                             152,426
       Transportation equipment                              56,251
       Leasehold improvements                               915,708
                                                          3,766,684
       Less accumulated depreciation and amortization     2,412,614

                                                       $  1,354,070

7.     Investment in X-Ceed Motivation Atlanta, Inc.:

       The Company has a 50% equity interest in X-Ceed Atlanta which organizes and operates group incentive programs for major corporations located primarily in the Atlanta, Georgia area. For the years ended August 31, 1997 and 1996 earnings from this investment approximated $8,000 and $203,000, respectively.

       Summarized financial position and results of operations of X-Ceed Atlanta are presented below.
                                                            August 31,
              Assets                                           1997

       Current assets                                       $1,945,000
       Property and equipment, net                              40,000
       Other assets                                            136,000
                                                            ----------

           Total assets                                     $2,121,000
                                                           =============
                                F-9

7.     Investment in X-Ceed Motivation Atlanta, Inc.:  (Cont'd)

       Liabilities and Shareholders' Equity

       Current liabilities                                  $  858,000
       Shareholders' equity                                  1,263,000
                                                            ----------

           Total liabilities and shareholders' equity       $2,121,000
                                                            ==========

                                                            Period
                                       Year Ended         April 1, 1996
                                       August 31,         to August 31,
                                          1997               1996
                                       -----------       --------------

       Revenues, net                   $2,532,000           $9,017,000
       Operating expenses               2,655,000            8,367,000
                                       -----------        -------------
       Operating (loss) income           (123,000)             650,000
       Other income                        79,000               32,000
                                       -----------        -------------
       (Loss) income before (benefit)
          provision for income taxes      (44,000)             682,000
       (Benefit) provision for
          income taxes                    (60,000)             275,000
                                      -------------       -------------

       Net income                       $  16,000           $  407,000
                                      =============       =============

       Loans of $276,000 from X-Ceed Atlanta to the Company are netted against the investment in X-Ceed Atlanta as of August 31, 1997.

8.     Due from Officer:

       Due from officer represents a loan to the Company's President. The loan is payable in annual installments of $100,000 commencing in December 1997. These annual payments shall be first applied to accrued interest, with the balance applied to reduce the principal. The remaining unpaid principal and any accrued interest is payable in full in December 2016. Commencing December 1, 1996, the loan bears interest at 7.0% per annum, prior to that the loan was non-interest bearing.

9.     Long-Term Debt:

       Long-term debt at August 31, 1997, consists of the following:

       Term loan payable in monthly installments of
         $2,767 plus interest through October 2000.(a) $ 74,700 Term loan payable in monthly installments of $500
         plus interest at 9 1/2% through April 2000.           16,000
                                                            ---------
                                                               90,700
       Less current portion                                    39,200
                                                            ---------
                                                            $  51,500

       (a) The Company has available a $250,000 term loan facility of which $175,000 remains available at August 31, 1997. Borrowings bear interest at 1 1/4% over the bank's prime rate (8.5% at August 31, 1997).

       In addition, the Company maintains a line of credit with a bank. The line of credit bears interest at 3/4% over the bank's prime rate and has a maximum borrowing limit of $750,000. The line is secured by accounts receivable and inventory of the Company. At August 31, 1997, there was no balance outstanding.

       In November 1997, the Company entered into an amended credit facility (the "amended facility") with its bank. Under the amended agreement, the term loan provides for a $600,00 term loan bearing interest at 1/2% above the bank's prime rate, and a line of credit facility of $2,500,000 bearing interest at the bank's prime rate. In addition, the amended agreement provides for a foreign exchange line, to hedge against fluctuations in foreign countries, in the amount of $2,000,000. The amended facility contains various covenants pertaining to the maintenance of certain financial ratio restrictions and expires in December 1998.

       Annual maturities of long-term debt are as follows:

Year Ending
August 31,
   1998                                                   $  39,200
   1999                                                      39,200
   2000                                                      12,300
                                                           ---------
                                                          $  90,700
10.    Income Taxes:

       The provision (benefit) for income taxes is comprised of the following:

                                         Years Ended
                                          August 31,

                                  1997                   1996
       Current:
         Federal              $   1,199,900           $    46,360
         States                     657,600               332,470
                              -------------           -----------
                                  1,857,500               378,830
                              -------------           -----------
       Deferred:
         Federal                    394,500               413,570
         States                      56,000               129,600
                              -------------           -----------
                                    450,500               543,170
                              -------------           -----------
                              $   2,308,000           $   922,000
                              =============           ===========

       The Company's provisions for income taxes reflects benefits from the utilization of net operating loss carryforwards of approximately $386,000 and $802,000 for the years ended August 31, 1997 and 1996, respectively.

       The net deferred tax amounts included in the financial statements consist of the following:

       Deferred tax assets:
         Depreciation                                   $107,000
         Accrued expenses                                 42,000
         Accrued lease obligation                        343,000
         Allowance for bad debts                          63,000
         Amortization                                     38,000
         Other                                            63,000
                                                        ---------
                                                         656,000
       Deferred tax liabilities:
         Unrealized gain on marketable securities       (120,000)
         Investment in subsidiary                       (265,000)
         Deferred commissions                            (84,500)
                                                       ----------
                                                        (469,500)
       Net deferred income taxes                       $ 186,500
                                                       ==========

       The Company's effective tax rate for the years ended 1997 and 1996 on earnings differs from the Federal Statutory regular tax rate as follows:

                                                           Years Ended
                                                            August 31,
                                                     1997                1996

       Federal statutory rate                        34.0%               34.0%
       State taxes, net of federal benefit           15.0                15.0
       Adjustment of prior years' accrual             6.0                17.3
       Reduction of valuation allowance                -                (17.9)
       Federal income tax credits                    (1.5)               (3.0)
       Permanent differences                          1.7                12.1
       Other                                           -                 (2.4)

                                                     55.2%               55.1%
                                                    ======               =====

11.    Stockholders' Equity:

       a.  Stock options/warrants

           (i) The Company had a non-qualified stock option plan which was terminated in 1994. The Plan provided for the granting of options to purchase not more than 187,500 shares of common stock to employees of the Company, including directors.

                 The following table summarizes the status of stock options outstanding under the plan:
                                          Number of             Option
                                           Shares               Prices

Outstanding, August 31, 1995                140,625           $1.52 - $2.32
Granted                                        -                  -
Canceled and expired                           -                  -
                                          ----------
Outstanding, August 31, 1996                140,625           $1.52 - $2.32
Granted                                        -                  -
Canceled and expired                        (12,500)              2.32
                                          ----------

Outstanding, August 31, 1997                128,125               $1.52
                                          ==========

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

       a.  Stock options/warrants  (Cont'd)

                 The following table summarizes the status of stock options outstanding under the Company's 1990 plan:

                                               Number of             Option
                                                Shares               Prices

Outstanding, August 31, 1995                   187,500               $1.52
Granted                                           -                  -
Exercised                                       (5,000)              $1.52
Canceled and expired                           (40,000)              $1.50
                                             ----------
Outstanding, August 31, 1996                   142,500               $1.52
Granted                                         32,500               $2.00
Exercised                                       (5,000)              $1.52
Canceled and expired                              -                  -
                                              ----------

Outstanding, August 31, 1996                   170,000           $1.52 - $2.00
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

           The  following   table   summarizes   the  status  of  stock  options
outstanding under the Company's 1995 plan:
                                         Number of             Option
                                          Shares               Prices

Outstanding, August 31, 1995                   -                $ -
Granted                                   500,000               $2.19
Canceled and expired                      (16,000)              $2.19
                                        ----------
Outstanding, August 31, 1996              484,000               $2.19
Granted                                        -                  -
Exercised                                 (17,000)              $2.19
                                        ----------

Outstanding, August 31, 1997              467,000               $2.19
                                        ==========

                 The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the fiscal years 1997 and 1996 consistent with the provisions of FASB 123, the effect on the Company's net income and net income per share would have been immaterial.

           (iv) In connection with a second public offering of its securities in November 1988, the Company issued Class A warrants. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitles the holder to purchase one share of common stock for an exercise price of $6.00 per share.

       a.  Stock options/warrants  (Cont'd)

                 On October 10, 1997, the Company extended the expiration date of the Class A and B warrants until April 30, 1998.

                 In addition, the underwriter for the second offering received an option to acquire 106 units for an exercise price of $6,500 per unit. Each unit consist of 1,666.625 shares of common stock and an equivalent number of Class A warrants. The terms of the Class A and B warrants are identical to the warrants issued in the public offering.

           (v) In October 1994, the Company issued options to acquire 420,000 shares of common stock to its officers, directors and certain legal counsel. These options have been issued outside of any of the existing plans and require restrictive legend. The exercise price of these options are $1.52 and expire in October 2004.

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

       c.  Stock bonus

           An employment agreement with an officer/shareholder of X-Ceed Atlanta provided for the issuance of up to 25 shares (25%) of X-Ceed Atlanta common stock if certain earnings levels were attained. The officer/shareholder earned 9 shares in the twelve month period ended March 31, 1996. The additional shares earned by the officer/shareholder were transferred from the Company stockholdings. The excess of the fair value of the shares transferred over their book value has been recorded as an equity adjustment.

       d.  Common shares reserved at August 31, 1997

           Incentive stock option plans          661,000
           Non-qualified stock option plan       128,125
           Class A Warrants                    1,559,858
           Class B Warrants                    1,766,623
           Underwriters' units                   529,987
           Key employees' units                  420,000
                                               ----------
                                               5,065,593

       e.  Net income per common share

           Net income per common share has been computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represents the dilutive effect on the assumed exercise of certain outstanding options and warrants.

       e.  Net income per common share  (Cont'd)

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. Had the Company implemented the new pronouncement, management believes that net income per common share would have increased by $.02 for the year ended August 31, 1997.

12.    Loss on Impairment of Notes Receivable:

       The Company has reduced the carrying value of notes receivable to reflect the diminution of their value caused by the financial instability of the borrowers. The reductions resulted in a charge to operations of $100,000 and $325,000 in the years ended August 31, 1997 and 1996, respectively. The note reduced in 1997 was due from a company affiliated with a director/officer of the Company.

13.    Business Segments:

       The Company's major operations are in Performance Improvement and Medical Communication, Travel Management Services and First Aid Products.

       The Performance Improvement division provides solutions for critical business issues to corporate customers based on management techniques coupled with award programs, while the Medical Communications division designs and implements seminars for training health care professionals and produces and markets patient education programs. The Travel Management Services segment provides corporate travel management and consulting services. The First Aid Products segment manufacturers and markets products which consist of a proprietary burn care line and a line of generic creams and ointments to the industrial marketplace and on a limited basis to consumer markets.

       Revenues, operating income, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below.

                                                    Years Ended
                                                     August 31,
                                            1997                  1996
Revenue:
  First Aid Products                    $  5,296,000        $   4,223,000
  Travel Management Services              11,571,000           10,811,000
  Performance Improvement and
    Medical Communications                46,018,000           39,830,000
                                        --------------      --------------
                                        $ 62,885,000        $  54,864,000
                                        ==============      ==============

Operating (Loss) Income:
  First Aid Products                    $    696,000        $     (108,000)
  Travel Management Services                 937,000               801,000
  Performance Improvement and
    Medical Communications                 2,291,000               526,000
                                       --------------        --------------

                                       $    3,924,000        $    1,219,000
                                       ==============        ==============

       Capital Expenditures:
         First Aid Products             $       89,000        $       52,000
         Travel Management Services             23,000                85,000
         Performance Improvement and
           Medical Communications               37,000               100,000
                                         --------------        --------------

                                        $      149,000        $      237,000
                                         ==============        ==============

       Depreciation and Amortization:
         First Aid Products             $      303,000        $      364,000
         Travel Management Services             74,000                67,000
         Performance Improvement and
           Medical Communications               83,000               109,000
                                         --------------        --------------

                                        $      460,000        $      540,000
                                        ==============        ==============

       Identifiable assets pertaining to the industries as of August 31, 1997 are as follows:

       First Aid Products               $    3,172,000
       Travel Management Services            1,219,000
       Performance Improvement and
         Medical Communications              5,042,000
       General corporate assets              9,367,000

                                        $   18,800,000

14.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at August 31, 1997 approximates fair value.

15.    Commitments and Contingencies:

       a.  Lease commitment

           The Company conducts its operations from leased space in various locations throughout the United States. These leases (classified as operating leases) expire at various dates through June 2008. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

       a.  Lease commitment  (Cont'd)

           As of August 31, 1997, future net minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                       Year Ending
                       August 31,

                          1998                              $     742,000
                          1999                                    625,000
                          2000                                    546,000
                          2001                                    533,000
                          2002                                    545,000
                       Thereafter                               3,500,000

           Rental expense approximated $866,000 and $956,000 for the years ended August 31, 1997 and 1996, respectively.

           The Company recognizes rent expense on its leases on a straight-line basis. The excess of rent expense on a straight-line basis over the rental payments made, is recorded as an accrued liability.

       b.  Employment agreements

           The Company is party to employment and consulting agreements with four officers/ consultants which provide for annual salaries aggregating $1,100,000. The agreements provide for a one-time compensation payment of three times the current annual compensation in the event of a change in corporate control, as defined.

           The aggregate minimum commitment under these agreements are as follows:

                       Year Ending
                       August 31,

                          1998                         $  988,000
                          1999                            930,000
                          2000                            877,000
                          2001                            750,000
                          2002                            417,000
                       Thereafter                         500,000

       c.  Retirement plan

           Journeycraft maintains a retirement plan which is a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 15% of their earnings. Journeycraft will match 10% of the first 6% of the employee's contribution. Journeycraft's contribution approximated $13,600 and $22,000 for the years ended August 31, 1997 and 1996, respectively.

       d.  Litigation:

           The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

16.    Major Customers:

       Revenues from two customers approximated 33% and 21% and 24% and 20% of total revenues for the years ended August 31, 1997 and 1996, respectively.

17.    Advertising Costs:

       Included in selling, general and administrative expenses are advertising costs of $203,000 and $284,000 for the years ended August 31, 1997 and 1996, respectively.

18.    Supplemental Disclosures of Cash Flow Information:

                                               Years Ended
                                                August 31,
                                       1997                   1996

       Interest paid              $      81,020           $   126,478
                                  =============           ===========

       Income taxes paid          $   1,384,326           $   583,551
                                  =============           ===========