Form 10-Q
period 1997-10-30
WATER JEL TECHNOLOGIES INC
filed 1998-01-15
CIK 721176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended November 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049

                  WATER-JEL TECHNOLOGIES, INC.
-----------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its charter)

         NEW YORK                          13-3006788
----------------------------------      ----------------------
(State or other jurisdiction of         (I.R.S.Employer
 incorporation or organization)         Identification No.)

         488 MADISON AVENUE, NEW YORK, NEW YORK   10022
-----------------------------------------------------------------------------
         (Address of Principal Executive Offices)

         (212) 753-5511
-----------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

-----------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

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

Yes _____    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,044,051 as of January 13, 1998

                  WATER-JEL TECHNOLOGIES, INC.AND SUBSIDIARIES
                                      INDEX




PART I

  ITEM 1.  Financial Information                              Page No.


   Consolidated balance sheets
   November 30, 1997 and August 31, 1997. . . . . . . . . . .    3

   Consolidated statements of operations
    Three Months Ended November 30, 1997 and 1996 . . . . . .    4

   Consolidated statements of cash flows
    Three Months Ended November 30, 1997 and 1996 . . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-7

 ITEM 2.  Management's Discussion and Analysis of
               the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .   8-9


PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .   10

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .   11


              WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES SHEETS
                          CONSOLIDATED BALANCE SHEETS

        ASSETS                                                                                 NOVEMBER 30,              AUGUST 31,
                                                                                                  1997                      1997
                                                                                               (unaudited)
  CURRENT ASSETS:
   Cash and cash equivalents                                                                   $10,730,048               $7,230,314
    Investment in marketable securities                                                             33,792                  758,373
    Accounts receivable, net of allowance for doubtful accounts of $154,000                      4,014,489                3,713,709
   Program costs and earnings in excess of customer billings                                     2,108,903                2,039,682
   Inventories                                                                                   1,310,363                1,364,510
   Prepaid expenses and other current assets                                                       254,580                  334,589
      TOTAL CURRENT ASSETS                                                                      18,452,175               15,441,177

   Property and equipment, net                                                                   1,507,873                1,354,070
   Investment in X-Ceed Motivations Atlanta  Inc.                                                  604,454                  355,394
   Due from officer                                                                              1,222,483                1,222,483
   Deferred income taxes                                                                           453,028                  231,000
   Other assets                                                                                    227,249                  195,956
                                                                                               $22,467,262              $18,800,080

        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        $5,207,023               $4,041,907
   Current portion of long-term debt                                                                39,200                   39,200
   Income taxes payable, current                                                                   548,028                  358,933
   Customer billings in excess of program costs                                                  3,051,475                  914,561
   Deferred income tax liability                                                                      -                      44,500
       TOTAL CURRENT LIABILITIES                                                                 8,845,726                5,399,101

  LONG-TERM DEBT                                                                                    41,700                   51,500
  ACCRUED LEASE OBLIGATIONS                                                                        816,000                  816,000

  STOCKHOLDERS' EQUITY:
   Common stock, $.08 par value, authorized 12,500,000
    shares; 7,044,051 and 7,043,180 Corporate shares
      issued and outstanding, respectively                                                         563,529                  563,456
   Preferred stock, $.08 par value; authorized 125,000
    shares; -0- issued and outstanding                                                                -                        -
   Net unrealized (loss) gain on marketable securities                                             (1,461)                  216,175
   Additional paid-in capital                                                                    9,720,240                9,717,568
   Retained earnings                                                                             2,537,158                2,091,910
                                                                                                12,819,466               12,589,109
   Treasury stock, 10,000 shares                                                                  (55,630)                  (55,630)
                                                                                                12,763,836               12,533,479

                                                                                               $22,467,262              $18,800,080
                 See notes to consolidated financial statements.


                 WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                                   THREE MONTHS ENDED
                                                                                                      NOVEMBER  30,

                                                                                              1997                      1996

REVENUES, net                                                                              $10,282,228               $9,807,332

COST AND EXPENSES:
 Cost of revenues                                                                            5,188,931                4,201,433
 Selling, general and administraTive                                                         4,320,497                4,506,491
 Research and development                                                                      204,902                    -
                                                                                             9,714,330                8,707,924


OPERATING INCOME                                                                               567,898                1,099,408

OTHER INCOME (EXPENSE):
  Interest and dividend income                                                                 120,922                   90,006
  Interest expense                                                                             (2,428)                  (2,892)
  Gain on sale of investment in marketable securities                                          346,662                   12,249
  Equity loss on investment                                                                   (43,806)                 (58,454)
                                                                                               421,350                   40,909


INCOME BEFORE INCOME TAXES                                                                     989,248                1,140,317

PROVISION  FOR INCOME TAXES                                                                    544,000                  598,000

NET INCOME                                                                                    $445,248                 $542,317


NET INCOME PER COMMON SHARE
  Primary                                                                                        $0.06                    $0.08

  Assuming full dilution                                                                         $0.06                    $0.08

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Primary                                                                                7,695,655                7,011,180

      Assuming full dilution                                                                 7,695,655                7,011,180

                See notes to consolidated financial statements.

                  WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      Three Months Ended
                                                                                                          November 30,
                                                                                               1997                       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $445,248                   $542,317
  Adjustment to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of marketable securities                                                   (346,662)                   (12,249)
    Depreciation and amortization                                                              65,597                     90,040
    Equity loss on investment                                                                  43,806                     58,454
    Deferred Income Taxes                                                                   (154,109)                     -
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                                    (300,780)                  (441,159)
     Inventories                                                                               54,147                  (152,281)
     Program costs and earnings in excess of billings                                        (69,221)                     -
     Prepaid expenses and other current assets                                                 80,009                     16,441
     Other assets                                                                            (31,293)                     11,317
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                                  1,165,116                    563,335
     Income taxes payable                                                                     189,095                    397,214
     Customer billings in excess of program costs                                           2,136,914                  (448,766)
    Other Current liabilities                                                                     -                      (4,484)
 Total adjustments                                                                          2,832,619                     77,862
    Net cash provided by operating activities                                               3,277,867                    620,179

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                                            -                     (23,296)
   Proceeds from sale of marketable securities                                                741,188                     21,999
   (Increase) in notes receivable                                                                 -                    (100,000)
   Acquisition of property and equipment                                                    (219,400)                   (38,417)
      Net cash provided by (used in) investing activities                                     521,788                  (139,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                       (9,800)                    (9,800)
   Repayment of notes payable                                                                      -                 (1,065,000)
   Advances to affiliate                                                                    (292,866)                  (244,925)
   Proceeds from excercise of warrants and options                                              2,745                      3,000
      Net cash (used in) financing activities                                               (299,921)                (1,316,725)

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       3,499,734                  (836,260)
CASH AND CASH EQUIVALENTS - beginning of period                                             7,230,314                  7,333,168

CASH AND CASH EQUIVALENTS - end of period                                                 $10,730,048                 $6,496,908

                 See notes to consolidated financial statements.

                  WATER-JEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                November 30, 1997


1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended November 30, 1997.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the
         disclosures  are  adequate  to  make  the  information   presented  not
         misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of August 31, 1997.

2.       PRINCIPLE OF CONSOLIDATATION:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

         Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for under the equity method. Under this accounting, the investment is increased or decreased by the Company's share of earnings or losses after dividends.

         The Company has a 50% equity interest in X-Ceed Atlanta which organizes and operates group incentive programs for major corporations in the Atlanta, Georgia area.

3.       INVENTORIES CONSISTED OF THE FOLLOWING:

                              November 30, 1997                 August 31, 1997
                              -------- --- ----                 ------ --- ----
                                 (unaudited)
     Raw Materials              $  840,196                         $  962,976
     Finished goods                470,167                            401,534
                                   -------                            -------

                                $1,310,363                         $1,364,510
                                 =========                          =========


4.       SUPPLEMENTARY INFORMATION - STATEMENTS OF CASH FLOW:

                                                         Quarter Ended
                                                          November 30,
                                                     1997             1996
         Interest paid..................           $  2,428         $ 2,892
                                                   ========         =======
         Income taxes paid..............           $464,856         $61,000
                                                   ========         =======


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

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the three months ended November 30, 1997 and 1996, respectively, were $10,282,000 and $9,807,000, representing a 5% increase.

         Cost of revenues for the period ending November 30, 1997 was $5,189,000 as compared to $4,201,000 for the period ended November 30, 1996, representing 50% and 43% of net sales, respectively. During the three months ended November 30, 1997 the Company operated fewer merchandising programs, which traditionally generate higher profit margins than other programs. Selling, general and administrative expenses for the period ended November 30, 1997 were $4,320,000 as compared to $4,506,000 for the period ended November 30, 1996, representing 42% and 46% of net sales, respectively. The decrease in selling, general and administrative expenses in the current period reflects the Company's emphasis on controlling costs. Research and development expense during the three months ended November 30, 1997 was $205,000 incurred in connection with the continuing development of X-Ceed's Maestro software. Maestro is a proprietary productivity enhancing software utilized for managing training, sales tracking and reporting, awards and recognition programs, and product information for sales forces.

         Other income for the three months ended November 30, 1997 was $421,000 as compared to $41,000 for the corresponding prior period. The increase during the current period reflects a gain on sales of investments of $347,000 as compared to $12,000 for the corresponding prior period.

         Net income for the quarter ended November 30, 1997 was $445,000 as compared to $542,000 for the corresponding prior period.


LIQUIDITY AND CAPITAL RESOURCES:

         At November 30, 1997 the Company had working capital of $9,607,000 as compared to $10,042,000 at August 31, 1997. During the three months ended November 30, 1997, the Company received net proceeds of $741,000 from the sale of marketable securities. In November 1997, the Company amended its credit facility with its lead bank. The amended facility provides for a $600,000 term loan bearing interest at 1/2% over the bank's prime and a line of credit facility of $2,500,000 bearing interest at the bank's prime rate. In addition, the credit facility also provides for a foreign exchange line in the amount of $2,000,000 which may be used to hedge against fluctuations in foreign currency. The new facility expires in December 1998 and supersedes any prior credit facility.

         The consolidated statement of cash flows for the period ended November 30, 1997 reflects net cash provided by operating activities of $3,278,000 resulting from net income of $445,000, an increase in accounts payable and accrued expenses of $1,165,000 and an increase in customer billings in excess of programs costs of $2,137,000. Cash provided by investing activities was $522,000, consisting principally of proceeds from sale of marketable securities of $741,000. Cash used in financing activities approximated $300,000 which included advances to an affiliate of $293,000.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of January 13, 1998 the Company had approximately $9,330,000 in cash and cash equivalents.

                           PART II - OTHER INFORMATION


ITEM 1            -        Legal Proceedings
------                     -----------------

         There is no material litigation currently pending against the Company, its officers or employees.

ITEM 2            -        Changes in Securities
------                     ---------------------

         None

ITEM 3            -        Defaults on Senior Securities
------                     -----------------------------

         None

ITEM 4            -    Submission to a Vote of Security Holders
------                 ----------------------------------------

         There were no matters submitted to a vote during the quarterly period; However, on January 9, 1998 a notice of annual shareholders meeting and related proxy material were transmitted to the Company's shareholders in connection with the upcoming annual meeting scheduled for February 20, 1998. The matters submitted for vote are: (1) re-election of the Company's directors, (2) to approve the creation of a new 1998 Stock Option Plan, (3) to approve the merger into a Delaware subsidiary of the Company in order to effect the change of the Company's state of incorporation from New York to Delaware, (4) to approve the change of the Company's name to X-Ceed Inc., (5) to approve the amendment of the certificate of incorporation to increase the authorized Common Stock to 30,000,000 shares, par value $.01 per share and the authorized Preferred to 1,000,000 shares, par value $.05 per share and (6) to ratify the appointment of independent public accountants for the current fiscal year.

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




                                 BY:   /s/ Werner Haase
                                       WERNER HAASE,
                                       CEO







DATE:   January 15, 1998