Form 10KSB/A
period 1997-08-31
WATER JEL TECHNOLOGIES INC
filed 1998-02-27
CIK 721176

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB/A

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

Documents Incorporated by Reference:  See Footnotes to Exhibits

Exhibits

(23) Consent of Company's auditors, Holtz Rubenstein & Co., LLP dated February 26, 1998*


-----------------------------
     * Filed herewith