Form 10-Q
period 1998-02-28
X CEED INC
filed 1998-04-17
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1998

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from             to
                               -----------    ----------
Commission file number 0-13049

                                  X-CEED, INC.
-------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)

         NEW YORK                                         13-3006788
----------------------------------                   ----------------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                        Identification No.)

         488 MADISON AVENUE, NEW YORK, NEW YORK   10022
-------------------------------------------------------------------------------
         (Address of Principal Executive Offices)

         (212) 753-5511
-------------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

         WATER-JEL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---         ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,111,921 as of April 14, 1998

                          X-CEED INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                                     INDEX




PART I

  ITEM 1.  Financial Information                               Page No.


   Consolidated balance sheets  . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Six and Three Months Ended
    February 28, 1998 and 1997  . . . . . . . . . . . . . . .    4

   Consolidated statements of cash flows
    Six and Three Months Ended
    February 28, 1998 and 1997  . . . . . . . . . . . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-7

 ITEM 2.  Management's Discussion and Analysis of
          the Financial Condition and
          Results of Operations   . . . . . . . . . . . . . .   8-10


PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .    11

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .    12

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                          CONSOLIDATED BALANCE SHEETS

             ASSETS                                                                 FEBRUARY 28,            AUGUST 31,
                                                                                       1998                   1997
                                                                                    -----------             ----------
                                                                                    (unaudited)
       CURRENT ASSETS:
        Cash and cash equivalents                                                   $10,211,983             $7,230,314
        Investment in marketable securities                                             135,704                758,373
        Accounts receivable, net of allowance for
         doubtful accounts of $154,000                                                5,966,915              3,713,709
        Program costs and earnings in excess of customer billings                     1,825,352              2,039,682
        Inventories                                                                   1,125,248              1,364,510
        Prepaid expenses and other current assets                                       212,274                334,589
                                                                           ---------------------   --------------------
           TOTAL CURRENT ASSETS                                                      19,477,476             15,441,177

        Property and equipment, net                                                   1,434,986              1,354,070
        Investment in X-Ceed Motivations Atlanta  Inc.                                  673,538                355,394
        Due from officer                                                              1,222,483              1,222,483
        Deferred income taxes                                                           480,287                231,000
        Other assets                                                                    339,876                195,956
                                                                           ---------------------   --------------------
                                                                                    $23,628,646            $18,800,080
                                                                           =====================   ====================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                        $5,628,178             $4,041,907
        Current portion of long-term debt                                                39,200                 39,200
        Income taxes payable, current                                                   445,607                358,933
        Customer billings in excess of program costs                                  3,420,359                914,561
        Deferred income tax liability                                                        -                  44,500
                                                                           ---------------------   --------------------
            TOTAL CURRENT LIABILITIES                                                 9,533,344              5,399,101
                                                                           ---------------------   --------------------

       LONG-TERM DEBT                                                                    31,900                 51,500
                                                                           ---------------------   --------------------
       ACCRUED LEASE OBLIGATIONS                                                        816,000                816,000
                                                                           ---------------------   --------------------
       STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, authorized 30,000,000
         shares; 7,044,051 and 7,043,180 shares issued and
         outstanding, respectively                                                       70,441                 70,432

        Preferred stock, $.05 par value; authorized 1,000,000
         shares; -0- issued and outstanding                                                  -                       -
        Net unrealized gain on marketable securities                                      1,190                216,175
        Additional paid-in capital                                                   10,475,328             10,210,592
        Unearned compensation                                                          (202,000)                     -
        Retained earnings                                                             2,958,073              2,091,910
                                                                           ---------------------   --------------------
                                                                                     13,303,032             12,589,109
        Treasury stock, 10,000 shares                                                   (55,630)               (55,630)
                                                                           ---------------------   --------------------
                                                                                     13,247,402             12,533,479
                                                                                    $23,628,646            $18,800,080
                                                                           =====================   ====================

                See notes to consolidated financial statements.

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                      SIX MONTHS ENDED                 THREE MONTHS ENDED
                                        FEBRUARY 28,                       FEBRUARY 28,
                                      ----------------                 ------------------

                                    1998            1997                1998             1997
                                    ----            ----                ----             ----
REVENUES, net                    $26,155,106     $31,755,271         $15,872,878     $21,947,939
                                 ------------    ------------     ---------------     ----------

COST AND EXPENSES:
 Cost of revenues                 15,433,195      20,189,279          10,218,130     15,987,846
 Selling, general and
  administrative                   8,953,396       9,124,864           4,663,729      4,618,374
 Research and development            463,583               -             258,181              -
                                 ------------    ------------     ---------------     ----------
                                  24,850,174      29,314,142          15,140,040     20,606,219
                                 ------------    ------------     ---------------     ----------


OPERATING INCOME                   1,304,931       2,441,129             732,837      1,341,720
                                 ------------    ------------     ---------------     ----------


OTHER INCOME (EXPENSE):
  Interest and dividend income       256,133         165,324             135,209         75,317
  Interest expense                    (6,954)         (8,096)             (4,526)        (5,204)
  Gain on sale of investment in
    marketable securities            358,243          12,249              11,582              -
  Equity gain on investment           12,810          31,547              56,616         90,001
                                 ------------    ------------     ---------------     ----------
                                     620,232         201,024             198,881        160,114
                                 ------------    ------------     ---------------     ----------



INCOME BEFORE INCOME TAXES         1,925,163       2,642,153             931,718      1,501,834

PROVISION FOR INCOME TAXES         1,059,000       1,408,000             512,500        810,000
                                 ------------    ------------     ---------------     ----------

NET INCOME                          $866,163      $1,234,153            $419,218       $691,834
                                 ============    ============     ===============     ==========


NET INCOME PER COMMON SHARE
  Basic                                $0.12           $0.18               $0.06          $0.10
                                 ============    ============     ===============     ==========

  Diluted                              $0.11           $0.17               $0.06          $0.10
                                 ============    ============     ===============     ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Basic                        7,043,494       7,021,180           7,044,095      7,021,180
                                 ============    ============     ===============     ==========

      Diluted                      7,582,692       7,374,436           7,469,576      7,243,656
                                 ============    ============     ===============     ==========


                See notes to consolidated financial statements.

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Six Months Ended
                                                                            February 28,
                                                                          ----------------

                                                                     1998                     1997
                                                                     ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $866,163               $1,234,152
                                                           ------------------     --------------------
  Adjustment to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of marketable securities                           (358,244)                 (12,249)
    Depreciation and amortization                                    301,841                  259,402
    Equity gain on investment                                        (12,810)                 (31,547)
    Deferred Income Taxes                                           (249,287)                  11,010
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                          (2,253,206)              (1,623,692)
     Inventories                                                     239,262                 (159,737)
     Program costs and earnings in excess of billings                214,330                        -
     Prepaid expenses and other current assets                       122,315                  127,424
     Other assets                                                   (143,920)                  34,932
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                         1,586,271                1,445,829
     Income taxes payable                                             86,674                1,057,261
     Customer billings in excess of program costs                  2,505,798                 (374,705)
    Other Current liabilities                                              -                   (8,654)
                                                           ------------------     --------------------
 Total adjustments                                                 2,039,024                  725,274
                                                           ------------------     --------------------
    Net cash provided by operating  activities                     2,905,187                1,959,426
                                                           ------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                               (96,026)                 (23,296)
   Proceeds from sale of marketable securities                       792,176                   21,999
   (Increase) in notes receivable                                          -                 (100,000)
   Acquisition of property and equipment                            (297,479)                (177,338)
                                                           ------------------     --------------------
      Net cash provided by (used in) investing activities            398,671                 (278,635)
                                                           ------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                              (19,600)                 (19,600)
   Repayment of notes payable                                              -               (1,065,000)
   Advances to affiliate                                            (305,334)                 (48,627)
   Proceeds from excercise of warrants and options                     2,745                    3,000
                                                           ------------------     --------------------
      Net cash used in financing activities                         (322,189)              (1,130,227)
                                                           ------------------     --------------------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                         2,981,669                  550,564
CASH AND CASH EQUIVALENTS - beginning of period                    7,230,314                7,333,168
                                                           ------------------     --------------------


CASH AND CASH EQUIVALENTS - end of period                        $10,211,983               $7,883,732
                                                           ==================     ====================

                See notes to consolidated financial statements.

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                February 28,1998


1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended February 28, 1998.

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

         The Company has a 50% equity interest in X-Ceed Motivation/ Atlanta which organizes and operates recognition group travel programs for major corporations in the southeast.


3.       INVENTORIES CONSISTED OF THE FOLLOWING:

                              February 28, 1998         August 31, 1997
                              -----------------         ---------------
                                (unaudited)
         Raw Materials          $  765,499               $  962,976
         Finished goods            359,749                  401,534
                                ----------               ----------

                                $1,125,248               $1,364,510
                                ==========               ==========

4.       NOTES RECEIVABLE

         In March 1998, the Company loaned $335,000 to a corporation which is affiliated with two of the Company's directors. This loan is evidenced by a note, bearing interest at 1% above the Company's lead bank prime rate, payable on November 2, 1998. As additional consideration for the loan, the Company received warrants to purchase a minimum of 335,000 shares of common stock of the borrower at an exercise price of $2.00 per warrant. The borrower has the right to extend the loan until February 1, 1999. In consideration for such extension the Company shall continue to receive interest at the same stated rate, and will be entitled to additional warrants equivalent to 50% of the total dollars of the loan. In addition, the Company was granted a one-year option to acquire a continuing license for a proprietary browser based E-Mail technology for a licensing fee of $35,000. The Company believes that the borrower's software can be of significant assistance with the Company's Maestro software.


5.       SUPPLEMENTARY INFORMATION - STATEMENTS OF CASH FLOW:

                                                     Six Months Ended
                                                       February 28,
                                                -------------------------
                                                  1998             1997

         Interest paid..................        $  6,954         $  8,096
                                                ========         ========
         Income taxes paid..............        $945,394         $357,605
                                                ========         ========


6. STOCKHOLDERS' EQUITY:

         a. Common Stock


         In February 1998 the stockholders voted to amend the Company's certificate of incorporation to increase the authorized Common Stock to 30,000,000 shares, par value $.01 per share, and the authorized Preferred to 1,000,000 shares, par value $.05 per share. The accompanying balance sheet for August 31, 1997 has been retroactively restated to give effect to this change.

         b. Warrants

         During the six months ended February 28, 1998 the Company entered into consulting agreements with two financial advisors. Consideration under these agreements included warrants to purchase an aggregate of 200,000 shares of common stock at exercise prices ranging from $2,00 - $2.19. The fair value of the warrants ($262,000) is being charged to operations over the lives of the respective agreements.

         c. Earnings Per Share

         During the quarter ended February 28, 1998 the Company adopted

         Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.


         Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:



                                 Six Months Ended         Three Months Ended
                                   February 28,              February 28,
                                   ------------              ------------
                                1998           1997      1998          1997
                                ----           ----      ----          ----

         Basic                 7,043,494   7,021,180   7,044,095    7,021,180
         effect of dilutive
          securities             539,198     353,256     425,481      222,476
                               ---------   ---------   ---------    ---------


         Diluted               7,582,692   7,374,436   7,469,576    7,243,656
                               =========   =========   =========    =========




7.       INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the six months ended February 28, 1998 and 1997, respectively, were $26,155,000 and $31,755,000, representing an 18% decrease in net revenues. Net revenues for the three months ended February 28, 1998 and 1997, respectively, were $15,873,000 and $21,948,000 representing a 28% decrease in net revenue. In 1997 the Company's Theracom division, which provides integrated training, communication, and data to the health care industry, refined its method of revenue recognition. Previously, Theracom recognized the revenues and costs of its calendar year programs at the end of the program. In 1997, based upon its improved information system and historical trends, the division recognized revenue and cost on certain calendar year programs ratably as certain performance criteria occurred. The effect of this refinement for the year ended August 31, 1997 was not material. Revenues recorded by Theracom approximated $4,187,000 and $5,717,000 for the six months ended February 28, 1998 and 1997, respectively, and $2,387,000 and $5,534,000 for the three months ended February 28, 1998 and 1997, respectively. During the six and three months ended February 28, 1997 the Company's X-Ceed Performance Group division had a one time marketing communications program with an established customer which was not present during the current period. In addition, the Company's Journeycorp division generated lower than expected net revenues as a result of additional airline commission reductions on international ticketing during the six and three months ended February 28, 1998. In February 1998, the Company instituted a management fee program which should offset a portion of the reduction in commissions.

         Cost of revenues for six months ended February 28, 1998 and 1997 were $15,433,000 and $20,189,000, respectively, (representing 59% and 64% of net revenues). Cost of revenues for the three months ended February 28, 1998 and 1997 were $10,218,000 and $15,988,000,respectively,(representing 64% and 73% of net revenues). During the six and three months ended February 28, 1998 cost of revenues decreased primarily due to the refinement of Theracom's revenue recognition policy, fewer merchandising programs, which traditionally generate higher cost of revenues. Selling, general and administrative expenses for the six months ended February 28, 1998 and 1997 was $8,953,000 and $9,125,000,
representing 34% and 29% of net revenues, respectively. Selling,general and administrative expenses for the three months ended February 28, 1998 and 1997 was $4,664,000 and $4,618,000, representing 29% and 21% of net revenues, respectively. Selling, general and administrative expenses for the six and three months ended February 28, 1998 increased as a percentage of net revenues as a result of decreased revenues. Research and development expenses for the six and three months ended February 28, 1998 were $464,000 and $258,000, incurred in connection with the continuing development of X-Ceed's Maestro software. Maestro is a proprietary productivity enhancing internet software utilized for managing training, sales tracking and reporting, awards and recognition programs, and product information for sales forces.

         Other income for the six months ended February 28, 1998 was $620,000 as compared to $201,000 for the corresponding prior period. Other income for the three months ended February 28, 1998 and 1997 was $199,000 as compared to $160,000 for the corresponding prior period. The increase during the six months ended February 28, 1998 reflects a gain on sales of investments of $358,000 as compared to $12,000 for the corresponding prior period.

         Net income for the six months ended February 28, 1998 and 1997 was $866,000 as compared to $1,234,000, respectively. Net income for the three months ended February 28, 1998 and 1997 was $419,000 and $692,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

         At February 28, 1998 the Company had working capital of $9,944,000 as compared to $10,042,000 at August 31, 1997. During the six months ended February 28, 1998, the Company received net proceeds of $792,000 from the sale of marketable securities.

         The consolidated statement of cash flows for the six months ended February 28, 1998 reflects net cash provided by operating activities of $2,905,000 resulting from net income of $866,000, an increase in accounts payable and accrued expenses of $1,586,000 and an increase in customer billings in excess of programs costs of 2,506,000. Cash provided by investing activities was $398,000, consisting principally of proceeds from sale of marketable securities of $792,000. Cash used in financing activities approximated $322,000 which included advances to an affiliate of $305,000.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of April 15, 1998 the Company had approximately $9,284,000 in cash and cash equivalents.

                           PART II - OTHER INFORMATION

ITEM 1            -        Legal Proceedings
------                     -----------------

         There is no material litigation currently pending against the Company, its officers or employees.

ITEM 2            -        Changes in Securities

------                     ---------------------

         On February 20, 1998 the shareholders voted to amend the Company's certificate of incorporation to increase the authorized Common Stock to 30,000,000 shares, par value $.01 per share, and the authorized Preferred Stock to 1,000,000 shares, par value $.05 per share.

ITEM 3            -        Defaults on Senior Securities
------                     -----------------------------
         None

ITEM 4            -    Submission to a Vote of Security Holders
------                 ----------------------------------------

         On January 9, 1998 a notice of annual shareholders meeting and related proxy materials were submitted to the Company's shareholders. The annual meeting was held on February 20, 1998. The matters submitted to vote were: (1) re-election of the Company's directors, Werner Haase votes received for: 6,723,676 against 45,322, Norman Doctoroff votes received for: 6,723,726 against 45,272, John Bermingham votes received for: 6,723,714 against 45,284 (2) to approve the creation of a new 1998 Stock Option Plan, votes received for: 4,768,180, against 164,151 and abstain 43,829 (3) to approve the merger into a Delaware subsidiary of the Company in order to effect the change of the Company's state of incorporation from New York to Delaware, votes received for: 4,895,278, against 49,707 and abstain 31,174 (4) to approve the change of the Company's name to X-Ceed Inc., votes received for: 6,681,445, against 37,767 and abstain 49,786 (5) to approve the amendment of the certificate of incorporation to increase the authorized Common Stock to 30,000,000 shares, par value $.01 per share and the authorized Preferred to 1,000,000 shares, par value $.05 per share, votes received for: 5,003,048, against 131,620 and abstain 39,003 and (6) to ratify the appointment of independent public accountants for the current fiscal year, votes received for: 6,719,936, against 23,088 and abstain 25,974.

ITEM 5            -        Other Information
------                     -----------------
         None

ITEM 6            -        Exhibits and Reports on Form 8-K
------                     --------------------------------
         (a)               None

         (b)               None

                                   X-CEED INC.


                     (Formerly Water-Jel Technologies, Inc.)

                               488 MADISON AVENUE

                              NEW YORK, N.Y. 10022

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

DATE:   April 16, 1998