Form 10-Q
period 1998-05-31
X CEED INC
filed 1998-07-14
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

/ / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31,1998

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from             to
                               -----------    ------------

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

Yes        No
     ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,971,242 as of July 10, 1998

                          X-CEED INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                                     INDEX




PART I

  ITEM 1.  Financial Information                               Page No.


   Consolidated balance sheets  . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Nine and Three Months Ended
    May 31,1998 and 1997  . . . . . . . . . . . . . . . . . .    4

   Consolidated statements of cash flows
    Nine and Three Months Ended
    May 31, 1998 and 1997   . . . . . . . . . . . . . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-8

 ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .   9-10


PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .    11

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .    12

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                          CONSOLIDATED BALANCE SHEETS


      ASSETS                                                                    MAY 31,                AUGUST 31,
                                                                                 1998                    1997
                                                                               --------                ----------
                                                                             (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                   $15,993,800              $7,230,314
  Investment in marketable securities                                            208,790                 758,373
 Accounts receivable, net of allowance for
  doubtful accounts of $154,000                                                9,776,409               3,713,709
 Program costs and earnings in excess of customer billings                     1,276,520               2,039,682
 Inventories                                                                   1,060,210               1,364,510
 Prepaid expenses and other current assets                                       669,213                 334,589
                                                                      -------------------     -------------------
    TOTAL CURRENT ASSETS                                                      28,984,943              15,441,177

 Property and equipment, net                                                   1,326,407               1,354,070
 Investment in X-Ceed Motivations Atlanta  Inc.                                  714,321                 355,394
 Due from officer                                                              1,222,483               1,222,483
 Deferred income taxes                                                           451,525                 231,000
 Other assets                                                                    424,650                 195,956
                                                                      -------------------     -------------------
                                                                             $33,124,330              $18,800,080
                                                                      ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                        $7,141,909              $4,041,907
 Current portion of long-term debt                                                39,200                  39,200
 Income taxes payable, current                                                   276,599                 358,933
 Customer billings in excess of program costs                                  5,253,430                 914,561
 Deferred income tax liability                                                   131,950                  44,500
                                                                      -------------------     -------------------
     TOTAL CURRENT LIABILITIES                                                12,843,088               5,399,101
                                                                      -------------------     -------------------

LONG-TERM DEBT                                                                    22,100                  51,500
                                                                      -------------------     -------------------
ACCRUED LEASE OBLIGATIONS                                                        816,000                 816,000
                                                                      -------------------     -------------------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, authorized 30,000,000
  shares; 8,938,943 and 7,043,180 shares issued and
    outstanding, respectively                                                     89,389                  70,432
 Preferred stock, $.05 par value; authorized 1,000,000
  shares; -0- issued and outstanding                                                   -                       -
 Net unrealized gain on marketable securities                                       (232)                216,175
 Additional paid-in capital                                                   16,185,833              10,210,592
 Unearned compensation                                                          (157,126)                      -
 Retained earnings                                                             3,380,908               2,091,910
                                                                      -------------------     -------------------
                                                                              19,498,772              12,589,109
 Treasury stock, 10,000 shares                                                   (55,630)                (55,630)
                                                                      -------------------     -------------------
                                                                              19,443,142              12,533,479

                                                                             $33,124,330             $18,800,080
                                                                      ===================     ===================

     See notes to consolidated financial statements.

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                    NINE MONTHS ENDED                              THREE MONTHS ENDED
                                                          MAY 31,                                        MAY 31,
                                                    -----------------                              ------------------
                                                   1998                1997                     1998                    1997

REVENUES, net                                 $44,347,843           $45,406,465             $18,192,737              $13,651,194
                                        ------------------    ------------------       -----------------       ------------------

COST AND EXPENSES:
 Cost of revenues                              27,965,490            28,431,179              12,532,295                8,241,899
 Selling, general and administrative           13,833,153            13,904,256               4,879,881                4,779,392
 Research and development                         532,472                     -                  68,889                        -
                                        ------------------    ------------------       -----------------       ------------------
                                               42,331,115            42,335,434              17,481,065               13,021,291
                                        ------------------    ------------------       -----------------       ------------------


OPERATING INCOME                                2,016,728             3,071,031                 711,672                  629,903
                                        ------------------    ------------------       -----------------       ------------------

OTHER INCOME (EXPENSE):
  Interest and dividend income                    461,488               277,438                 205,356                  112,114
  Interest expense                                 (9,868)              (11,463)                 (2,914)                  (3,367)
  Gain on sale of investment in
    marketable securities                         359,444                11,948                   1,200                     (301)
  Equity gain on investment                        43,206                16,897                  30,396                  (14,651)
                                        ------------------    ------------------       -----------------       ------------------
                                                  854,270               294,820                 234,038                   93,795
                                        ------------------    ------------------       -----------------       ------------------



INCOME BEFORE INCOME TAXES                      2,870,998             3,365,851                 945,710                  723,698

PROVISION  FOR INCOME TAXES                     1,582,000             1,741,000                 493,000                  333,000
                                        ------------------    ------------------       -----------------       ------------------

NET INCOME                                     $1,288,998            $1,624,851                $452,710                 $390,698
                                        ==================    ==================       =================       ==================


NET INCOME PER COMMON SHARE
  Basic                                             $0.18                 $0.23                   $0.06                    $0.06
                                        ==================    ==================       =================       ==================

  Diluted                                           $0.16                 $0.22                   $0.05                    $0.05
                                        ==================    ==================       =================       ==================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Basic                                     7,279,691             7,021,145               7,743,798                7,021,145
                                        ==================    ==================       =================       ==================

      Diluted                                   7,865,096             7,256,262               8,421,620                7,150,106
                                        ==================    ==================       =================       ==================


                See notes to consolidated financial statements.

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                              Nine Months Ended
                                                                                                    May 31,
                                                                                              ------------------
                                                                                          1998                    1997
                                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $1,288,998              $1,624,851
                                                                             ------------------       -----------------
  Adjustment to reconcile net income to net cash provided by operating activities:
    Gain on sale of marketable securities                                             (359,444)                (11,948)
    Depreciation and amortization                                                      478,308                 362,427
    Equity gain on investment                                                          (43,206)                (16,897)
    Deferred Income Taxes                                                              (53,808)                 57,609
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                            (6,062,700)             (2,463,739)
     Inventories                                                                       304,300                 (76,976)
     Program costs and earnings in excess of billings                                  763,162                       -
     Prepaid expenses and other current assets                                        (334,625)                 37,902
     Other assets                                                                     (240,500)                (59,966)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                           3,100,002               1,217,554
     Income taxes payable                                                              (82,334)                830,850
     Customer billings in excess of program costs                                    4,338,869               1,967,077
    Other Current liabilities                                                                -                 (12,511)
                                                                             ------------------       -----------------
 Total adjustments                                                                   1,808,024               1,831,382
                                                                             ------------------       -----------------
    Net cash provided by operating  activities                                       3,097,022               3,456,233
                                                                             ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                                (191,606)                (23,296)
   Proceeds from sale of marketable securities                                         804,958                  21,999
   Acquisition of property and equipment                                              (333,965)               (183,617)
                                                                             ------------------       -----------------
      Net cash provided by (used in) investing activities                              279,387                (184,914)
                                                                             ------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                (29,400)                (29,400)
   Repayment of notes payable                                                                -              (1,065,000)
   Advances to affiliate                                                              (315,721)                665,987
   Proceeds from excercise of warrants and options                                   5,732,198                   3,000
                                                                             ------------------       -----------------
      Net cash provided by (used in) financing activities                            5,387,077                (425,413)
                                                                             ------------------       -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            8,763,486               2,845,906
CASH AND CASH EQUIVALENTS - beginning of period                                      7,230,314               7,333,168
                                                                             ------------------       -----------------

CASH AND CASH EQUIVALENTS - end of period                                          $15,993,800             $10,179,074
                                                                             ==================       =================

                See notes to consolidated financial statements.
                                       5

                         X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  May 31,1998

1.       BASIS OF QUARTERLY PRESENTATION:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended May 31,1998.

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

3.       INVENTORIES CONSISTED OF THE FOLLOWING:

                              May 31, 1998                  August 31, 1997
                              ------------                  ---------------
                              (unaudited)
     Raw Materials            $  678,614                      $  962,976
     Finished goods              381,596                         401,534
                               ---------                       ---------
                              $1,060,210                      $1,364,510
                               =========                       =========

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         In March 1998, the Company loaned $335,000 to a corporation affiliated with two of the Company's directors/shareholders. This loan is evidenced by a note, bearing interest at 1% above the Company's lead bank prime rate, payable by November 2, 1998. The note is included in prepaid expenses and other current assets at May 31, 1998. In consideration for the loan, the Company was granted warrants to purchase a minimum of 335,000 shares of common stock of the borrower at an exercise price of $2.00 per warrant. The borrower has the right to extend the loan until February 1, 1999. In the event the borrower elects to extend the due date of the loan, the Company shall continue to receive interest at the same stated rate and will be entitled to additional warrants equivalent to 50% of the total dollars of the loan. As additional consideration, the Company was granted a one-year option to acquire a continuing license for a proprietary browser based E-Mail technology for a licensing fee of $35,000. The Company believes that the borrower's software can be of significant assistance with the Company's Maestro software.


5.       SUPPLEMENTARY INFORMATION - STATEMENTS OF CASH FLOW:

                                                    Nine Months Ended
                                                         May 31,
                                               ----------------------------
                                                   1998              1997
         Interest paid..................       $    9,868          $ 11,948
                                               ==========          ========
         Income taxes paid..............       $1,441,553          $686,138
                                               ==========          ========


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

         b.       Warrants

         During the three months ended May 31, 1998, the Company issued 1,816,654 shares of Common Stock and 1,816,654 Class B Warrants in connection with the exercise of Class A Warrants.

         During the first half of fiscal 1998, the Company entered into consulting agreements with two financial advisors. Consideration under these agreements included warrants to purchase an aggregate of 200,000 shares of common stock at exercise prices ranging from $2.00 - $2.19. The fair value of the warrants ($262,000) is being charged to operations over the lives of the respective agreements.


7.       EARNINGS PER SHARE:

         During the current period the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per share." Basic earnings per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock using and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.

         Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:


                                                   Nine Months Ended                   Three Months Ended
                                                         May 31,                           May 31,
                                                1998               1997              1998            1997
                                                ----               ----              ----            ----

         Basic                               7,279,691          7,021,145           7,743,798     7,021,145
         effect of dilutive
          securities                           585,405            235,117             677,822       128,961
                                             ---------          ---------           ---------     ---------

         Diluted                             7,865,096          7,256,262           8,421,620     7,150,106
                                             =========          =========           =========     =========


8.       INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the nine months ended May 31, 1998 and 1997, respectively, were $44,348,000 and $45,406,000, representing a 2% decrease. During the first half of the fiscal year, the Company's X-Ceed Performance Group division experienced decreased net revenues as a result of the absence of specific merchandising programs. Net revenues for the three months ended May 31, 1998 and 1997, respectively, were approximately $18,193,000 and $13,651,000 representing a 33% increase. The increase in net revenue for the three months ended May 31, 1998 derived primarily from growth in the Company's X-Ceed Performance Group division.

         Cost of revenues for nine months ended May 31, 1998 and 1997 were $27,965,000 and $28,431,000, representing 63% of net revenues, respectively. Cost of revenues for the three months ended May 31,1998 and 1997 were $12,532,000 and $8,242,000, representing 69% and 60% of net revenues, respectively. The increase in cost of revenues during the three months ended May 31, 1998 derived from travel related incentive programs which traditionally generate lower profit margins. Selling, general and administrative expenses for the nine months ended May 31, 1998 and 1997 were $13,833,000 and $13,904,000, representing 31% of net revenues, respectively. Selling, general and administrative expenses for the three months ended May 31, 1998 and 1997 were $4,880,000 and $4,779,000, representing 27% and 35% of net revenues, respectively. Research and development expenses for the nine and three months ended May 31, 1998 were $532,000 and $69,000, incurred in connection with the continuing development of X-Ceed's Maestro software. Maestro is a proprietary productivity enhancing software utilized for managing training, sales tracking and reporting, awards and recognition programs, and product information for sales forces.

         Other income for the nine months ended May 31, 1998 was $854,000 as compared to $295,000 for the corresponding prior period. Other income for the three months ended May 31, 1998 and 1997 was $234,000 as compared to $94,000 for the corresponding prior period. The significant increase during the nine and three months ended May 31, 1998 is a result of gains on sales of investments of $359,000 as compared to $12,000 and increased interest and dividend income resulting from greater investment balances.

         Net income for the nine months ended May 31, 1998 and 1997 was $1,289,000 as compared to $1,624,000, respectively. Net income for the three months ended May 31, 1998 and 1997 was $453,000 and $391,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:


         At May 31, 1998, the Company had working capital of $16,142,000 as compared to $10,042,000 at August 31, 1997. The significant increase in working capital is derived principally from the exercise of Class A warrants prior to their expiration on April 30, 1998. As a result, the Company received proceeds of approximately $5,609,000. Also during the current period, the Company received net proceeds of $805,000 from the sale of marketable securities.

         The consolidated statement of cash flows for the nine months ended May 31, 1998 reflects net cash provided by operating activities of $3,097,000. This resulted from net income of $1,289,000, an increase in accounts payable and accrued expenses of $3,100,000 and an increase in customer billings in excess of programs costs of $4,339,000 offset by an increase in accounts receivable of $6,063,000. Cash provided by investing activities was $280,000, consisting principally of proceeds from sale of marketable securities of $805,000 offset by acquisitions of property and equipment of $334,000 and investments in marketable securities of $192,000. Cash provided by financing activities approximated $5,387,000 consisting primarily of proceeds from the exercise of warrants and options of $5,732,000.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of July 10, 1998 the Company had approximately $15,260,000 in cash and cash equivalents.

                          PART II - OTHER INFORMATION


ITEM 1            -        Legal Proceedings
------                     -----------------


         There is no material litigation currently pending against the Company, its officers or employees.


ITEM 2            -        Changes in Securities
------                     ---------------------


         As a result of the expiration of the Class A Warrants during the quarter ended May 31, 1998, most holders of the warrants elected to exercise prior to the expiration on April 30, 1998. Upon the exercise the holders received one share of common stock and one Class B Warrant. As a result of these exercises, the Company issued 1,816,654 shares of Common Stock and 1,816,654 Class B Warrants.


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


         (a)               None

         (b) Report on Form 8-K as filed with the commission on May 7, 1998 reporting the exercise of Class A Warrants.

                                  X-CEED INC.

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




                                           BY:   /s/ Werner Haase
                                               ----------------------------
                                                WERNER HAASE,
                                                CEO







DATE:   July 14, 1998
        ---------------