Form 10-Q/A
period 1998-02-28
X CEED INC
filed 1998-07-31
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended February 28, 1998

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from          to
                               --------    --------
Commission file number 0-13049
                       -------
                                  X-CEED, INC.

--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         NEW YORK                                            13-3006788

----------------------------------                      ----------------------
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                           Identification No.)

         488 MADISON AVENUE, NEW YORK, NEW YORK   10022

--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)

         (212) 753-5511

--------------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

         WATER-JEL TECHNOLOGIES, INC.

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

Yes   X      No
   ------      ------
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
                                      INDEX

PART I

  ITEM 1.  Financial Information                               Page No.

   Consolidated balance sheets  . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Six and Three Months Ended
    February 28, 1998 and 1997  . . . . . . . . . . . . . . .    4

   Consolidated statements of cash flows
    Six and Three Months Ended
    February 28, 1998 and 1997  . . . . . . . . . . . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-8

 ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .   9-11

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .    12

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .    13


                          X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                           CONSOLIDATED BALANCE SHEETS

        ASSETS                                                                                FEBRUARY 28,               AUGUST 31,
        ------                                                                                ------------               ----------
                                                                                                 1998                      1997
                                                                                                 ----                      ----
                                                                                             (unaudited)
                                                                                             -----------
  CURRENT ASSETS:
   Cash and cash equivalents                                                                 $10,211,983                $7,230,314
    Investment in marketable securities                                                          135,704                   758,373
   Accounts receivable, net of allowance for
    doubtful accounts of $154,000                                                              5,966,915                 3,713,709
   Program costs and earnings in excess of customer billings                                   1,825,352                 2,039,682
   Inventories                                                                                 1,125,248                 1,364,510
   Prepaid expenses and other current assets                                                     212,274                   334,589
                                                                                    ---------------------     ---------------------
      TOTAL CURRENT ASSETS                                                                    19,477,476                15,441,177

   Property and equipment, net                                                                 1,434,986                 1,354,070
   Investment in X-Ceed Motivations Atlanta  Inc.                                                673,538                   355,394
   Due from officer                                                                            1,222,483                 1,222,483
   Deferred income taxes                                                                         480,287                   231,000
   Other assets                                                                                  339,876                   195,956
                                                                                    ---------------------     ---------------------
                                                                                             $23,628,646               $18,800,080
                                                                                    =====================     =====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                      $5,628,178                $4,041,907
   Current portion of long-term debt                                                              39,200                    39,200
   Income taxes payable, current                                                                 445,607                   358,933
   Customer billings in excess of program costs                                                3,420,359                   914,561
   Deferred income tax liability                                                                      -                     44,500
                                                                                    ---------------------     ---------------------
       TOTAL CURRENT LIABILITIES                                                               9,533,344                 5,399,101
                                                                                    ---------------------     ---------------------

  LONG-TERM DEBT                                                                                  31,900                    51,500
                                                                                    ---------------------     ---------------------
  ACCRUED LEASE OBLIGATIONS                                                                      816,000                   816,000
                                                                                    ---------------------     ---------------------

  STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 30,000,000
    shares; 7,044,051 and 7,043,180 shares issued and
      outstanding, respectively                                                                   70,441                    70,432
   Preferred stock, $.05 par value; authorized 1,000,000
    shares; -0- issued and outstanding                                                                -                          -
   Net unrealized gain on marketable securities                                                    1,190                   216,175
   Additional paid-in capital                                                                 10,475,328                10,210,592
   Unearned compensation                                                                        (202,000)                        -
   Retained earnings                                                                           2,958,073                 2,091,910
                                                                                    ---------------------     ---------------------
                                                                                              13,303,032                12,589,109
   Treasury stock, 10,000 shares                                                                 (55,630)                  (55,630)
                                                                                    ---------------------     ---------------------
                                                                                              13,247,402                12,533,479

                                                                                             $23,628,646               $18,800,080
                                                                                    =====================     =====================

                 See notes to consolidated financial statements.
                                        3

                          X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                      SIX MONTHS ENDED                               THREE MONTHS ENDED
                                                      ----------------                               ------------------
                                                        FEBRUARY 28,                                    FEBRUARY 28,
                                                        ------------                                    ------------

                                               1998                     1997                    1998                     1997
                                               ----                     ----                    ----                     ----

REVENUES, net                              $26,155,106              $31,755,271             $15,872,878              $21,947,939
                                      -----------------       ------------------       -----------------       ------------------

COST AND EXPENSES:
 Cost of revenues                           15,433,195               20,189,279              10,218,130               15,987,846
 Selling, general and administrative         8,953,396                9,124,864               4,663,729                4,618,374
 Research and development                      463,583                        -                 258,181                        -
                                      -----------------       ------------------       -----------------       ------------------
                                            24,850,174               29,314,142              15,140,040               20,606,219
                                      -----------------       ------------------       -----------------       ------------------


OPERATING INCOME                             1,304,931                2,441,129                 732,837                1,341,720
                                      -----------------       ------------------       -----------------       ------------------

OTHER INCOME (EXPENSE):
 Interest and dividend income                  256,133                  165,324                 135,209                   75,317
 Interest expense                               (6,954)                  (8,096)                 (4,526)                  (5,204)
 Gain on sale of investment in
 marketable securities                         358,243                   12,249                  11,582                        -
 Equity gain on investment                      12,810                   31,547                  56,616                   90,001
                                      -----------------       ------------------       -----------------       ------------------
                                               620,232                  201,024                 198,881                  160,114
                                      -----------------       ------------------       -----------------       ------------------



INCOME BEFORE INCOME TAXES                   1,925,163                2,642,153                 931,718                1,501,834

PROVISION  FOR INCOME TAXES                  1,059,000                1,408,000                 512,500                  810,000
                                      -----------------       ------------------       -----------------       ------------------

NET INCOME                                    $866,163               $1,234,153                $419,218                 $691,834
                                      =================       ==================       =================       ==================


NET INCOME PER COMMON SHARE
  Basic                                          $0.12                    $0.18                   $0.06                    $0.10
                                      =================       ==================       =================       ==================

  Diluted                                        $0.11                    $0.17                   $0.06                    $0.10
                                      =================       ==================       =================       ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
  Basic                                      7,043,494                7,021,180               7,044,095                7,021,180
                                      =================       ==================       =================       ==================

  Diluted                                    7,582,692                7,374,436               7,469,576                7,243,656
                                      =================       ==================       =================       ==================


                 See notes to consolidated financial statements.
                                        4

                          X-CEED, INC. AND SUBSIDIARIES
            (Formerly Water-Jel Technologies, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                     Six Months Ended
                                                                                                     ----------------
                                                                                                       February 28,
                                                                                                       ------------

                                                                                                1998                  1997
                                                                                                ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $866,163            $1,234,152
                                                                                     ------------------       ---------------
  Adjustment to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of marketable securities                                                     (358,244)              (12,249)
    Depreciation and amortization                                                              301,841               259,402
    Equity gain on investment                                                                  (12,810)              (31,547)
    Deferred Income Taxes                                                                     (249,287)               11,010
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                                    (2,253,206)           (1,623,692)
     Inventories                                                                               239,262              (159,737)
     Program costs and earnings in excess of billings                                          214,330                     -
     Prepaid expenses and other current assets                                                 122,315               127,424
     Other assets                                                                             (143,920)               34,932
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                                   1,586,271             1,445,829
     Income taxes payable                                                                       86,674             1,057,261
     Customer billings in excess of program costs                                            2,505,798              (374,705)
    Other Current liabilities                                                                        -                (8,654)
                                                                                     ------------------       ---------------
 Total adjustments                                                                           2,039,024               725,274
                                                                                     ------------------       ---------------
    Net cash provided by operating  activities                                               2,905,187             1,959,426
                                                                                     ------------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                                         (96,026)              (23,296)
   Proceeds from sale of marketable securities                                                 792,176                21,999
   (Increase) in notes receivable                                                                    -              (100,000)
   Acquisition of property and equipment                                                      (297,479)             (177,338)
                                                                                     ------------------       ---------------
      Net cash provided by (used in) investing activities                                      398,671              (278,635)
                                                                                     ------------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                        (19,600)              (19,600)
   Repayment of notes payable                                                                        -            (1,065,000)
   Advances to affiliate                                                                      (305,334)              (48,627)
   Proceeds from excercise of warrants and options                                               2,745                 3,000
                                                                                     ------------------       ---------------
      Net cash used in financing activities                                                   (322,189)           (1,130,227)
                                                                                     ------------------       ---------------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,981,669               550,564
CASH AND CASH EQUIVALENTS - beginning of period                                              7,230,314             7,333,168
                                                                                     ------------------       ---------------

CASH AND CASH EQUIVALENTS - end of period                                                  $10,211,983            $7,883,732
                                                                                     ==================       ===============

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

                                 February 28, 1998        August 31, 1997
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

5.       DUE FROM OFFICER:

         Due from officer represents a loan to the Company's President. The loan is payable in annual installments of $100,000 commencing in December 1997. These annual payments shall be first applied to accrued interest, with the balance applied to reduce the principal. The remaining unpaid principal and any accrued interest is payable in full in December 2016. Commencing December 1, 1996, the loan bears interest at 7.0% per annum. The principal balance has been classified as a non-current asset in the accompanying financial statements.

6.       SUPPLEMENTARY INFORMATION - STATEMENTS OF CASH FLOW:

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


7. STOCKHOLDERS' EQUITY:

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

         Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:

                                         Six Months Ended         Three Months Ended
                                         ----------------         ------------------
                                           February 28,              February 28,
                                           ------------              ------------

                                          1998       1997         1998        1997
                                          ----       ----         ----        ----

         Basic                         7,043,494   7,021,180   7,044,095    7,021,180
         effect of dilutive

          securities                     539,198     353,256     425,481      222,476
                                       ---------   ---------   ---------    ---------


         Diluted                       7,582,692   7,374,436   7,469,576    7,243,656
                                       =========   =========   =========    =========



8.       INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------

OPERATIONS
----------

RESULTS OF OPERATIONS:
----------------------

         Net revenues for the six months ended February 28, 1998 and 1997, respectively, were $26,155,000 and $31,755,000, representing an 18% decrease in net revenues. Net revenues for the three months ended February 28, 1998 and 1997, respectively, were $15,873,000 and $21,948,000 representing a 28% decrease in net revenue. The decrease in revenues for the six and three months ended February 28, 1998 was principally attributable to three factors. In 1997, the Company's Theracom division, which provides integrated training, communication, and data to the health care industry, refined its method of revenue recognition. Previously, the division recognized the revenues generated from its calendar year programs at the end of the program.
In 1997, based upon its improved accounting information systems and controls, it was determined that the division recognized revenue and cost on certain calendar year programs ratably as certain performance criteria occurred. The effect of this refinement for the year ended August 31, 1997 was not material. Revenues recorded by Theracom approximated $4,187,000 and $5,717,000 for the six months ended February 28, 1998 and 1997, respectively, and $2,387,000 and $5,534,000 for the three months ended February 28, 1998 and 1997. The decreases recorded by the Theracom division for the six and three months ended February 28, 1998 were $1,530,000 and $3,147,000, representing 27% and 52% of the overall decrease, respectively. During the six and three months ended February 28, 1997, the Company's X-Ceed Performance Group division recognized revenues of $3,800,000 from a one time marketing communications program which it had provided for an established customer. Revenues recorded by the X-ceed Performance Group division approximated $13,500,000 and $17,700,000 for the six months ended February 28, 1998 and 1997, respectively, and $9,758,000 and $12,500,000 for the three months February 28, 1998 and 1997. The decreases recorded by the X-Ceed Performance Group division for the six and three months ended February 28, 1998 were $4,200,000 and $2,742,000, representing 75% and 45% of the overall decrease, respectively. In addition, the Company's Journeycorp division generated lower than expected net revenues for the six and three months ended February 28, 1998 as a result of additional airline commission reductions on international ticketing. Revenues recorded by the Journeycorp division approximated $5,517,000 and $5,652,000 for the six months ended February 28, 1998 and 1997, respectively, and $2,369,000 and $2,752,000 for the three months ended February 28, 1998 and 1997. The decreases recorded by the Journeycorp division for the six and three months ended February 28, 1998 were $135,000 and $383,000, representing 2% and 6% of the overall decrease, respectively. In February 1998, the Company instituted a management fee program which should offset a portion of the reduction in commissions.

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

         Net income for the six months ended February 28, 1998 and 1997 was $866,000 as compared to $1,234,000, respectively, representing a 30% decrease. Net income for the three months ended February 28, 1998 and 1997 was $419,000 and $692,000, respectively, representing a 39% decrease.

LIQUIDITY AND CAPITAL RESOURCES:

         At February 28, 1998 the Company had working capital of $9,944,000 as compared to $10,042,000 at August 31, 1997. During the six months ended February 28, 1998, the Company received net proceeds of $792,000 from the sale of marketable securities.

         The consolidated statement of cash flows for the six months ended February 28, 1998 reflects net cash provided by operating activities of $2,905,000 resulting from net income of $866,000, an increase in accounts payable and accrued expenses of $1,586,000 and an increase in customer billings in excess of programs costs of 2,506,000. Cash provided by investing activities was $398,000, consisting principally of proceeds from sale of marketable securities of $792,000. Cash used in financing activities approximated $322,000 which included advances to X-ceed Motivations (Atlanta) of $305,000 for working capital.

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

ITEM 5            -    Other Information
------                 -----------------
         None

ITEM 6            -    Exhibits and Reports on Form 8-K
------                 --------------------------------
         (a)           None

         (b)           None

                                   X-CEED INC.
                                   -----------

                     (Formerly Water-Jel Technologies, Inc.)
                     ---------------------------------------

                               488 MADISON AVENUE
                               ------------------

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

                                                          BY:   /s/ Werner Haase
                                                             -------------------
                                                             WERNER HAASE,
                                                             CEO

DATE:   JULY 31, 1998
      ----------------
                                       13