Form 10-K
period 1998-08-31
X CEED INC
filed 1998-12-09
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 [X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 1998

 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from __________ to __________

Commission file number 0-13049

             X-CEED, INC. (formerly WATER-JEL TECHNOLOGIES, INC.)
             ----------------------------------------------------
                        (Name of Issuer in its Charter)


               New York                                     13-3006788
               --------                                     ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


    488 Madison Avenue, New York, New York                     10022
   (Address of Principal Executive Offices)                  (Zip Code)


                                (212) 753-5511
                                --------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12 (g) of the Exchange Act:

                                 Common Stock
                                 ------------
                               (Title of Class)

                                   B Warrant
                                   ---------
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrants, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $50,058,442 (as of November 30, 1998)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 13,608,521 shares outstanding as of November 19, 1998

Documents Incorporated by Reference:  See Footnotes to "Exhibits"

                                    PART I

ITEM 1.  BUSINESS

BACKGROUND

         X-ceed, Inc. ("X-ceed" or the "Company"), formerly known as Water-Jel Technologies, Inc., was established in 1979 and until July 1996 was primarily engaged in the development, manufacturing and marketing of emergency first aid products for burn injuries for industrial use as well as in the manufacturing and marketing of a line of generic ointments and creams. In July 1996 the Company acquired all of the outstanding stock of Journeycraft, Inc. ("Journeycraft") and TheraCom Medical Communications, Inc. ("TheraCom"). Journeycraft consists of two divisions: (i) X-ceed Performance Group ("The Performance Group"), which provides, among other things performance improvement services, Internet-based performance improvement programs and communications services that impact people, enhance performance, and assist in increasing revenues and earnings of corporate clients, and (ii) Journeycorp, which provides travel management for corporate clients. The TheraCom subsidiary is engaged in training and communications in the health care industry and provides patient education in the area of women's health care, and various aspects of prescription drugs.

         During fiscal 1998, Company management decided on strategic acquisitions designed to let the Company evolve as a fully integrated marketing and communications company with Internet and interactive services at its core. The acquired companies were selected to be compatible with and complementary to the Company's primary existing operations, specifically The Performance Group and TheraCom, as well as with each other, thus affording the Company the opportunity to participate in the rapidly expanding Internet and interactive business sector.

         The first of these acquisitions occurred just prior to the end of the fiscal year, when the Company acquired Reset, Inc. ("Reset"). On September 9, 1998, the Company acquired Mercury Seven, Inc. ("Mercury Seven"), and subsequently on September 14, 1998, the Company acquired Zabit & Associates, Inc. ("Zabit & Associates"). All of these acquisitions were by way of a merger. Zabit & Associates was merged into the Company, and Reset and Mercury Seven were merged into newly created subsidiaries.

OPERATIONS

         As presently constituted, the Company has two main divisions, Zabit & Associates and Water-Jel, and four subsidiaries, Journeycraft (consisting of The Performance Group and Journeycorp divisions), TheraCom, Reset and Mercury Seven. Set forth below is a description of each of the subsidiaries and divisions.

Journeycraft Subsidiary - The Performance Group Division

Business

         While award programs have historically been used to increase sales, more and more corporations now also utilize such programs to achieve quality assurance, motivate personnel in areas other than sales, as well as to foster consumer loyalty. Corporations have now come to recognize that award programs can reduce operating costs by maximizing employee attendance, increasing safety on the job, generating ideas, enhance internal communications and reducing training costs.

         The Performance Group offers a full-service approach to its corporate clients for the establishment of specially designed performance improvement programs. This full-service approach consists of identifying the client's business objectives and budget parameters, as well as analyzing the demographics of the program's participants to arrive at the optimal type and mix of awards. As part of its services, The Performance Group offers a specially designed Internet technology, "Maestro" (discussed below), to communicate the business objectives and contest rules to participants as well as to maintain the excitement and enthusiasm for the program's objectives throughout the life of a program, which can range from three months to one year. Ongoing communication to the program participants of their ranking in the program and feed-back from the participants to management are the key factors by which a program sponsor achieves possible results and, ultimately, a measurable return on investment.

         In 1997, The Performance Group introduced "Maestro," an Internet and intranet software technology which integrates the key functions of training, communication, sales tracking, reporting, recognition and awards delivery in one comprehensive system. The technology enables instant monitoring and measuring of performance by management and also provides the participants with immediate information regarding their performance within a given program. Maestro is offered to individual clients under a licensing agreement. The fee is subject to numerous factors such as a client's usage of the Maestro features and customization to a client's specific needs. Clients do not receive the actual Maestro software, but rather are only granted a license to utilize the software which is maintained at all times by The Performance Group. The client and user, i.e., participants in the performance program, are required to update sales and marketing information on a real-time basis. The software assimilates this information and then enables the client and the participants to generate reports and use the e-commerce function of Maestro to select and order awards.

         The Company believes that Maestro has the potential to significantly increase the Company's market share of performance improvement services; however, there can be no assurance that Maestro will serve to attract additional clients. In addition, competitors may adopt similar type programs. See "Risk Factors."

         The Performance Group derives its revenues from service fees from clients for designing, executing and monitoring performance improvement programs and fees from Maestro, as well as from mark-ups on the merchandise and/or services provided as awards. In this connection, and with respect to travel related awards programs and packages, The Performance Group sources services such as hotel accommodations, food and beverage, entertainment and transportation. These services form the integral components of a group recognition travel program. Such group travel program components are purchased at net rates and marked up by The Performance Group. With respect to non-travel based performance improvement programs involving awards for merchandise and/or gift certificates, these items are purchased by The Performance Group from manufacturers and/or manufacturers' representatives at discounted prices and are subject to contractually agreed mark-ups.

         The Performance Group provides services to numerous corporate customers in various industries such as telecommunications, office equipment, pharmaceuticals, insurance and electronics. A majority of its corporate customers are repeat customers.

         For the fiscal year ended August 31, 1998 ("fiscal 1998") the division had revenues of approximately $35,206,000, accounting for approximately 60% of the Company's total revenues. See "Item 6: Management's Discussion of Financial Condition and Results of Operations." The Performance Group markets its services through direct contacts by its sales representatives with corporate sales, marketing and human resource executives. The division has 50 employees with offices in Atlanta and Los Angeles as well as its office at the New York City Headquarters.

         Four clients of The Performance Group each account for more than ten percent (10%) of the division's total revenues, and one client, Pfizer Pharmaceutical, accounted for 35%. A loss of any one of these customers or a reduction in fees paid by any one of these customers could have a material effect on The Performance Group's revenues in the future. See "Risk Factors." The Performance Group is concentrating on building a wider client base, but there can be no assurance that these efforts will be successful. See "Risk Factors." The Company believes that the recently acquired companies may be able to introduce The Performance Group services to their respective corporate clients, which could possibly result in an expansion of the client base.

         The Company considers The Performance Group's Internet technologies to be proprietary and protects its proprietary information with standard secrecy agreements. The Company does not have, but intends to apply for, copyright protection for certain of its proprietary Intranet software. The Company may have limited legal recourse should this proprietary information be disclosed publicly or to competitors.

Competition

         Numerous companies provide incentive or performance improvement services, some of which are significantly larger and have access to more extensive resources than The Performance Group. These include Maritz, Inc., Carlson Marketing Group, and BI Performance Services. In addition, new competitors are entering the Internet arena. The Performance Group competes on the basis of innovative programs, price and the quality of services.

TheraCom Subsidiary

         The TheraCom subsidiary is a medical communications agency. It offers continuing educational and training programs to doctors, pharmacists, nurses and other health care professionals. TheraCom's major clients are pharmaceutical companies, hospitals and managed care organizations which sponsor such programs. TheraCom provides all of the necessary services to organize such medical seminars including agenda preparation, procurement of faculty to lecture, publicity and travel and meeting place arrangements. TheraCom also provides to its clients ongoing data flow and feedback related to its activities.

         TheraCom has expanded into providing health care education beyond the traditional channels. The most important of these new areas is patient education. With increasing competition and rising costs, the health care industry has come to recognize that communicating directly to patients reduces usage of medical services and creates an awareness on the part of the patients. TheraCom has prepared, in conjunction with medical professionals, programs for patients in such areas as menopause, compliance with drug regimens, and psycho-social aspects of medicine.

         TheraCom's current clients include Pfizer, Inc., Merck and Co., SmithKline Beecham, Schering-Plough Corp. and Novartis Pharmaceutical Corp. For fiscal 1998, TheraCom had revenues of $7,063,085. Pfizer, Inc. accounted for more than 85% of those revenues.

Competition

         TheraCom competes with many consultants who provide similar services to the health care industry. Many of these consultants are better established than TheraCom, have broader client bases than TheraCom and have greater financial resources. See "Risk Factors."

Journeycraft Subsidiary - Journeycorp Division

Business

         The Journeycorp division provides comprehensive travel services primarily for business travel by corporate clients. Travel services include trip planning, reservations, ticketing, and other incidental services. In addition, the division acts as a consultant regarding corporate travel policy and travel budgeting. For these purposes, the division has created a management system which analyzes a corporation's historical travel expenses data in order to develop a definitive corporate travel policy and to enable the client to budget on an ongoing basis. The system also captures travel expense data and provides the client with a program to plan, account for and control travel and entertainment expenses. Like The Performance Group division, Journeycorp uses Internet technology and software to facilitate direct booking through the Internet, to access current data via e-mail and to quickly create travel expense reports and analyses.

         The basic services, such as trip planning and reservations, are delivered through a variety of service configurations. Customers are serviced out of a Reservations Center or via a dedicated group of travel counselors located on a customer's premises ("on-site"). Journeycorp maintains Reservations Centers in New York City (2), Chicago (1), New Jersey (1) and Los Angeles (1), and ten (10) on-sites. These services are supported by management functions such as customer service, MIS (Management Information Systems) and technology from the headquarters location in New York City. Journeycorp currently has 125 employees.

         Journeycorp derives its revenues primarily from commissions from suppliers and fees from customers generated by travel bookings. In addition, a portion of its revenues are derived from management or consulting fees charged to certain selected accounts.

         An industry journal, Travel Weekly, estimated that as of July 1998, out of 30,000 travel agencies, Journeycorp's corporate travel business ranked between 35th and 40th in size in the United States, with a higher ranking position in the New York metropolitan area. While Journeycorp does not concentrate in any particular industries, its client base predominantly consists of companies in financial services, entertainment and retail marketing, most of which tend to be located in New York and California. Journeycorp currently has several hundred clients. Its larger corporate clients include Bloomberg Financial Services, Inc., Schroeder & Co., Tiffany's, Phillips Van Heusen and Sony Music Corporation. No one client accounts for more than ten percent (10%) of Journeycorp's revenues. Journeycorp normally formalizes its working relationship with clients through agreements which can range from one to three years and which are normally cancelable by either party upon 60 to 90 days' notice.

         In fiscal 1998, Journeycorp had revenues of $10,988,000, accounting for approximately 18.6% of the Company's total revenues. Journeycorp markets its services through direct contacts by its sales representative with clients, targeted direct mailings, and participation in trade shows.

Competition

         Journeycorp faces intensive competition, since there are more than 30,000 travel agencies in the United States which are capable of providing business travel services. In addition, the ongoing consolidation in the travel industry has created mega-agencies, national and global in scope, which have resulted in an escalation of competition in this industry. See "Risk Factors."

Water-Jel Division

         Water-Jel's business comprised the Company's principal business prior to the acquisition of Journeycraft and TheraCom as wholly owned subsidiaries in July, 1996. Water-Jel currently manufactures and markets two product lines: the "Water-Jel" first aid product line for burns, and the "WJ" generic creams and ointments.

         The "Water-Jel" first aid product line consists of a line of emergency first aid and fire blankets and burn dressings primarily marketed to industry. Water-Jel also offers two of its products, "Water-Jel Burn Dressing" and the "Water-Jel Burn Jel" on a limited basis to the consumer marketplace. The fire blankets provide emergency first aid to burn victims and help trapped individuals escape a fire. "Water-Jel" sterile burn dressings provide emergency first aid for victims who have small area body burns. "Water-Jel Burn Jel" is a topical gel designed for minor spot burns and "Water-Jel UnBurn" is a topical gel designed specifically for sunburns. "Water-Jel Cool-Jel" is a moisturizing topical cooling gel which can be used for relief of minor burns, cuts and scrapes.

         The "WJ" brand generic creams and ointments line consists of first aid cream, maximum strength hydrocortisone cream and a triple antibiotic ointment. Water-Jel also provides private label packing to some of its customers.

         Water-Jel markets its products to the domestic and international industrial market and on a limited basis to the consumer marketplace. Its distribution is comprised of customers who are well established in the first aid and safety markets. Water-Jel promotes its product lines through advertising in trade journals and representation in major trade shows.

         For fiscal 1998, Water-Jel's sales were approximately $5,940,000, accounting for approximately 10% of the Company's total revenues. Water-Jel employs 25 people, and operates its manufacturing and warehousing from its 17,700 square foot facility located in Carlstadt, New Jersey. The division also maintains an additional 9,600 square feet of warehouse space available near its main facility.

         In the opinion of Water-Jel's management, Water-Jel's burn first aid products are superior to the dry "fire" blankets and antiseptic sprays, combination of salve covered with sterile gauze and sterile pre-wetted dressing of its competitors. Water-Jel products cool the wound by removing excess heat and loosen burned-on clothing. While dry "fire" blankets extinguish a fire by oxygen deprivation or smothering, Water-Jel Fire Blankets also remove excess heat from the victim's body and clothing by wetting and cooling, thereby reducing the possibility of re-combusting. Also, Water-Jel Burn Dressings come in a single unit and maintain their moistness longer than dressings pre-wetted only with water.

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

         The Water-Jel Fire Blanket and Burn Dressings are medical devices subject to regulation by the FDA. Water-Jel has effective filings of premarket notification for these products under Section 510(k) of the Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act. Water-Jel's generic creams and ointment, "Burn Jel" and "UnBurn" line are classified as over the counter ("OTC") drugs. Water-Jel has the necessary good manufacturing practice and quality controls to manufacture such over-the-counter drugs in its facility.

         Water-Jel is also subject to periodic inspections by the FDA relating to good manufacturing practices. The FDA has the authority to require a suspension of manufacturing operations if it finds serious deficiencies. Additional regulation may, in the future, be imposed by Federal, state or local authorities, particularly the FDA. Any new products will also be subject to review of various regulatory authorities in virtually every foreign country in which such products are offered for sale.

Patents and Trademarks

         As a result of research and development efforts in modifying and improving the Water-Jel line and in January 1995, Water-Jel was granted a patent for a synthetic fabric containing a therapeutic, non-toxic, water-soluble and bio-degradable gel used in the burn dressing product line. In September 1996, Water-Jel was granted a patent for a water-based formulation which can be used for the treatment of sunburns. This product is marketed under the name "UnBurn." Water-Jel has obtained United States and foreign registrations for several trademarks for use on its products. These marks and logos are used on the packaging of Water-Jel's products.

Competition

         The market in which Water-Jel currently operates is characterized by competition and rapid technological change. Other firms, including Spenco Medical Corporation, C.R. Bard, Inc. and Johnson & Johnson Products, Inc., manufacture and market fire blankets, burn dressings and related fire safety products and have been in business for a longer period of time, are better established, have financial resources substantially greater, and have more extensive facilities than those which now, or in the foreseeable future, may be available to Water-Jel. See "Risk Factors." While some segments of the market are dominated by large manufacturers, other segments of the market are characterized by intense competition among independent product manufacturers. One manufacturer, Nortrade International Inc. ("Nortrade") offers a burn product line similar to that of Water-Jel's. Management believes that Nortrade does not pose any significant competition.

RECENT DEVELOPMENTS

         As noted previously, just prior to the end of the Company's fiscal year, the Company commenced a series of acquisitions in line with its strategy for a new business model as a fully integrated marketing and communications company with Internet and interactive services at its core.

Reset Subsidiary

         The first of the Company's acquisitions occurred on August 29, 1998, when the Company completed a merger of Reset, Inc. ("Reset") into a newly created Company subsidiary, X-ceed Acquisitions, Inc., which name was then changed to Reset, Inc. upon the completion of the merger. The Company issued 1,250,000 restricted shares of Common Stock having a market value of $6,250,000 in exchange for all of the issued and outstanding shares of Reset owned by three principal shareholders of Reset. The issuance of the Company's Common Stock was in reliance upon the exemption pursuant to Section 4(2) of the Securities Act of 1933. In addition the transaction was subject to receipt by the Company's Board of Directors of a fairness opinion from an investment banking firm that the transaction was fair to the Company and stockholders.

         The Company also entered into three-year employment agreements with the three principals of Reset. The agreement provided for a base salary and a two-year earn-out bonus based on the growth both in revenues and profits of Reset. Under the terms of the agreement, the three principals of Reset manage the day-to-day operations of the subsidiary.

         Reset was established in 1996 and is engaged in creating Internet-based business solutions for corporate clients through Internet consulting, interactive marketing strategies and e-commerce development. At the present time, Reset derives 70% of its revenues by providing these services to the entertainment industry. Reset's current clients include, among others, Home Box Office, MCA, Inc., New Line Cinema, Warner Bros. Online, Consolidated Edison, Inc., and The Wall Street Journal. One client, Home Box Office, accounts for approximately 17% of its gross revenues. Reset maintains an office in New York City and employs 17 full-time employees and approximately 7 part-time employees.

Mercury Seven Subsidiary

         On September 9, 1998 the Company completed the acquisition of Mercury Seven, Inc. ("Mercury Seven") by way of merger into a newly created Company subsidiary, X-ceed Merger Inc., which name was then changed to Mercury Seven, Inc. on completion of the merger. In consideration for all of the issued and outstanding stock of Mercury Seven owned by the four principals, the Company issued 1,073,333 shares of Restricted Common Stock having a market value of $8,050,000 and paid a cash consideration of $1,500,000. The Company relied upon the exemption provided by Section 4(2) of the Act for the issuance and delivery of the share consideration. The transaction was subject to the receipt by the Board of Directors of a fairness opinion from an investment banking firm stating that the transaction was fair to the Company and the stockholders.

         The Company has entered into three-year employment agreements with the four principals of Mercury Seven, which agreements provide for a base salary and a two-year earn-out bonus on the future profitability of Mercury Seven. The four principals manage the day-to-day operations of the subsidiary.

         Mercury Seven was established in late 1996. The company is engaged in creating Internet-based business solutions for corporate clients through Internet consulting, interactive marketing strategies and e-commerce development. Mercury Seven's current clients include, among others, Spree.com, WorldNow/Gannaway, AnotherUniverse.com, Ericsson, Men's Health, the New York Rangers, and Madison Square Garden. Spree.com and Men's Health each account for approximately 10% of Mercury Seven's total revenues.

         Mercury Seven is also the publisher and creator of ChannelSeven.com, an online network for Internet professionals worldwide. The network incorporates cross-marketing navigational techniques and centralized rich media advertising management to connect Internet professionals with valuable resources and services. In addition to the online network, ChannelSeven provides its core audience with printed publications, special industry events, a speaker's bureau and a subscription-based e-mail newsletter. ChannelSeven derives its revenues from advertising and sponsorships. The present advertisers and sponsors include, among others, Intel, Microsoft, DoubleClick, Ericsson and Cyberlabs, Inc.

         The subsidiary employs 31 people and has an office located in New York City.

Zabit & Associates Division

         On September 14, 1998 the Company completed a Plan of Merger with Zabit & Associates, Inc. ("Zabit & Associates"), by which Zabit & Associates merged into the Company. The transaction was subject to the receipt by the Company of an opinion by an investment banking firm that the terms of the transaction were fair to the stockholders of X-ceed. The Company paid a total consideration consisting of 2,258,724 shares of restricted Common Stock and the issuance of four notes to the two principal shareholders of Zabit &
Associates: two notes totaling $4.8 million with interest at the prime rate per annum are due on or before March 15, 1999, and two notes totaling $1,930,208 together with interest at 7% per annum are due on or before September 14, 2002. The Company relied upon the exemption provided by Section 4(2) for the issuance and delivery of the Company's Common Stock.

         In separate transactions, the Company paid a cash consideration of $2 million for all of the issued and outstanding stock of Water Street Design Group, Inc. ("Water Street"), a company affiliated with Zabit & Associates and engaged in design and production of brochures, pamphlets and manuals. In another separate transaction, the Company purchased the trade name and trademarks of Zabit & Associates for $3,200,000. The Company also entered into employment agreements with William A. Zabit, the president and founder of Zabit & Associates, and Bradley K. Nelson, a senior executive with Zabit & Associates. See "Executive Compensation --Employment Agreements." Upon completion of the merger, Mr. Zabit was named President of X-ceed and was appointed as a director to serve on the Board until the next annual election. Mr. Nelson was named president of the Zabit & Associates division. Zabit & Associates now operates as a separate division of X-ceed.

         Zabit & Associates was established in 1993. Since its formation, the company has been engaged in advising organizations, primarily publicly held companies, in developing strategic communication solutions in connection with the dissemination of information to their employees, shareholders, customers and general public. At the current time approximately sixty (60%) percent of the division's revenues are derived from work performed in connection with the dissemination of information to employees regarding human resource programs, including compensation plans, 401(k) programs, health programs, stock option plans and other employee-related programs. The remaining forty (40%) percent of the division's revenues are derived from services for general employee communication, marketing communication and public relations services.

         Currently, the division maintains an ongoing client relationship with Aetna Life Insurance, Pitney Bowes, Dell Computer, McKesson Corp., Transamerica Corp., Oracle, and Fireman's Fund. Each of these clients has paid fees to Zabit & Associates in amounts exceeding $200,000 for services. In addition, Zabit & Associates has other ongoing clients such as Kaiser Permanente, Inc., Promus and Indiana Power and Light. Fireman's Fund presently accounts for more than fifteen (15%) percent of Zabit & Associates' total revenues. To date, Zabit & Associates has also generated fees of less than $200,000 from the following clients: Starbucks, Applied Materials, United Airlines, Sears, Bechtel and Shell/Texaco.

         Zabit & Associates has also entered into a strategic alliance with Fidelity Employers Services Company, a division of Fidelity Investments, ("Fidelity") whereby Fidelity introduces and recommends that its clients utilize Zabit & Associates' services in connection with corporate communications matters.

         At the present time, Zabit & Associates maintains its executive office and the Zabit Western Regional Office in Sausalito, CA, and also maintains offices in New York, Norwalk, CT, and

Chicago, IL. The division employs a total of sixty -two employees, and its affiliated company, Water Street, employs eight persons.

Competition

         The Zabit & Associates division competes with several companies, including Andersen Consulting, Towers and Perrin, William M. Mercer & Company, Watson Wyatt Worldwide and a variety of communication and public relations agencies. Zabit & Associates' competitors for the most part have longer operating histories, longer client relationships, greater financial resources and greater technological resources than Zabit & Associates. See "Risk Factors." While Zabit & Associates believes it can effectively compete and it has within the last five years developed a sound client base, there can be no assurances that Zabit & Associates can retain this client base or attract new clients. If Zabit & Associates cannot compete or attract new clients, this could have a significant impact on the Company's future operating results.

         The mergers of Reset, Mercury Seven and Zabit & Associates have been accounted for by the purchase method of accounting. As a result of these transactions, X-ceed's future financial statements will reflect good will and other intangibles of approximately $41 million.

OTHER SIGNIFICANT DEVELOPMENTS

         Just prior to the end of the Company's fiscal year and in light of the prospective acquisition of Reset and possible acquisitions of Mercury Seven and Zabit & Associates, the Company entered into a four-year employment agreement with Scott Mednick who was the founder and past Chairman and Chief Executive Officer of Think New Ideas, Inc. ("Think"). Mr Mednick has pioneering experience in the Internet and interactive fields. Mr Mednick was named Chairman of the Company's Board of Directors until the next annual meeting of shareholders. In addition Mr. Mednick now serves as the Company's Chief Strategic Officer. See "Directors and Executive Officers of the Registrant" and "Executive Compensation--Employment Agreements."

         On November 19, 1998, Mr. Wolf Boehme joined the Company as its Chief Operations Officer. Prior to joining the Company and since 1986, Mr. Boehme served as Operations Controller for Bloomberg Financial Markets. See "Executive Compensation--Employment Agreements."

RISK FACTORS

         Because of the recent acquisitions and the new direction that the Company is pursuing, this Annual Report on Form 10-K includes risk factors relating to its operations prior to the acquisition of the three new companies as well as after the acquisition. Prospective purchasers as well as its present shareholders should carefully consider the following risk factors as well as the other information contained in this Annual Report on Form 10-K and the Exhibits incorporated by reference herein.

Competition Faced by the Company

         Mercury Seven and Reset, the Company's Internet and interactive subsidiaries, provide services in a highly competitive market. These two subsidiaries compete with local, national and global web consultancy, web development and interactive companies as well as national and global advertising and communications companies which have begun to develop or acquire these capabilities. Some of Mercury Seven's and Reset's competitors have longer operating histories, longer client relationships and greater financial and technological resources. There can be no assurance that existing or future competitors will not develop superior Internet technologies, develop greater expertise in interactive marketing strategies or take smarter e-commerce solutions to market, including pricing advantages, all of which could have a material adverse effect on the financial condition and operating results of the Company.

         The Performance Group division offers performance improvement and communications services to corporate clients in a highly competitive marketplace. Well-established companies such as Maritz, Inc., Carlson Marketing Group, Inc. and B.I. Performance Group, Inc. have greater name recognition and a much broader customer base and generate revenues far in excess of The Performance Group. In addition, The Performance Group competes with numerous smaller incentive marketing companies and consultants, and, at times, has to compete with corporations' in-house staff which designs and executes performance improvement and communications programs. Only recently, The Performance Group introduced "Maestro," a proprietary Inter- and intranet software applying net-based technology to the performance improvement sector. While The Performance Group believes that this technology is unique, competitors may develop their own software and compete against The Performance Group in the market.

         The Zabit & Associates division competes with several companies, including Andersen Consulting, Towers and Perrin, William M. Mercer & Company and Watson Wyatt Worldwide. Zabit & Associates' competitors for the most part have longer operating histories, longer client relationships, greater financial resources and greater technological resources than Zabit & Associates. While Zabit & Associates believes it can effectively compete and has within the last five years developed a significant client base, there can be no assurances that Zabit & Associates will be able to keep the present client base or attract new clients. In the event Zabit & Associates cannot compete effectively , this could have a material effect on the financial condition and operating results of the Company.

         The TheraCom subsidiary, which provides integrated training, communications and data to the health care industry, competes with many consultants who provide similar services to the health care industry. TheraCom competes on the basis of price and quality of its services. To date, TheraCom has only one significant customer, Pfizer, Inc. TheraCom is attempting to broaden its client base, and no assurances can be made that it will be able to effectively compete.

         The Journeycorp division, which provides comprehensive travel services for business travel, faces intense competition, since there are more than 30,000 travel agents in the United States which are capable of providing business travel services. In addition, the ongoing consolidation in the travel industry has created mega-agencies, national and global in scope, which have resulted in an escalation of competition in this industry.

         The Water-Jel division manufactures and markets a line of first aid products for burns and a line of generic creams and ointments. There are other companies, such as Spenco Medical Corporation, C.R. Bard, Inc. and Johnson & Johnson, which manufacture similar first aid products for burns. These companies have been established for a longer period of time, are better established and have financial resources and facilities which are greater than the division's. While some segments of the burn first aid market are dominated by large manufacturers, other segments of the market are characterized by intense competition among smaller manufacturers such as Water-Jel.

Market and Technological Change Affecting Journeycorp and The Performance Group

         Several of the markets in which the Company's products and services are offered are undergoing technological advances and other changes. In particular, and with respect to Journeycorp, the airlines have lowered the commissions they are willing to pay travel agents. As a result, the corporate travel business is changing from commission paid by suppliers to fee-based services in which corporate travel service providers such as Journeycorp are paid fixed fees by their clients in lieu of commissions based upon the volume of travel services purchased. These developments have tended to reduce the revenues available to travel service providers such as Journeycorp. Also, the corporate travel business is experiencing technological changes such as "ticketless" air travel and Internet-based reservation systems which tends to reduce the need for outside travel agents. These changes are further accelerating the trend for travel service businesses to act as consultants working for fixed fees rather than commission-based booking agencies. With respect to The Performance Group, a significant amount of its business is based upon the development of innovative technologies for delivering incentive programs using the Internet. The Internet is characterized by rapid technological advances which may render The Performance Group's technologies out-of-date or obsolete. There is no assurance that The Performance Group will be in a position to adapt to such technological advances and market changes.

Risks of Integration

         In light of the recent acquisitions of Reset, Mercury Seven and Zabit & Associates, the Company's success will depend in part on its ability to manage the combined operations of those companies and to integrate the operations of these companies along with its other subsidiaries and divisions into a single organizational structure. There can be no assurance that the Company will be able to effectively integrate the operations of its subsidiaries and divisions into a single organizational structure. Integration of these operations could also place additional pressures on management as well as on the key technical resources of the Company. The failure to successfully manage this integration could have an adverse material effect on the Company. Finally, while it is management's belief that the newly acquired entities can market these services to the Company's existing clients as well as market the Company's established businesses to existing clients of the newly acquired companies, there can be no assurance that the cross-marketing will be achieved or sustained.

Future Capital Requirements

         The acquisitions of Mercury Seven and Zabit & Associates required the Company at closing to pay cash as part of the consideration: $1.5 million in the case of Mercury Seven and $5.2 million in the case of Zabit & Associates, which includes Water Street Design, Inc. The Zabit & Associates transaction also requires the Company to pay an additional $4.8 million in March 1999 and $1.9 million on or before September 14, 2002, together with interest. While the Company believes that its present cash position and cash flow from operations will be sufficient to fund its operations and provide for further expansion, the Company may require additional financing to sustain further growth and expand its business. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing or that such financing will be on terms favorable or acceptable to the Company. The failure to secure necessary financing could have a material adverse impact on the Company.

Dependence on the Internet's Developing Market

         The Company's ability, primarily through Reset and Mercury Seven, to derive revenues by providing marketing solutions through the use of the Internet will depend in part upon a robust industry and the infrastructure for providing Internet access and the management of Internet traffic. While the Internet has made significant improvements in both accessing and managing traffic, there can be no assurance that as more demand is made upon the Internet technological improvements will keep pace. Additionally, critical issues concerning the use of the Internet, including security, reliability, cost, ease of use and access and quality of service still remain to be resolved, and as such the Internet could prove not to be a commercially viable marketplace. This could result in impacting the Company's future operating results.

Rapid Technological Changes in Interactive Marketing Services

         The market for such interactive marketing services as the Company provides through its Reset and Mercury Seven subsidiaries is characterized by rapid changes in technology. As such it will require the Company to maintain its technical competence to effectively compete with other integrated marketing service providers as well as traditional advertising agencies. There can be no assurance that the Company will be successful in providing competitive solutions to its clients. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, and as a result, this could have a material adverse effect on the business, financial condition and operating results of the Company.

Project Profit Exposures;  Need to Develop Recurring Revenue

         Zabit & Associates, Mercury Seven and Reset normally generate a substantial majority of their revenue through project fees on fixed fee-for-service basis. Zabit & Associates, Mercury Seven and Reset assume greater financial risk on fixed-price type contracts than on either time- and material- or cost-reimbursable contract. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce Zabit & Associates, Mercury Seven and Reset's profit or cause a loss. Although the majority of Zabit & Associates, Mercury Seven and Reset's projects typically last six to twelve weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event Zabit & Associates, Mercury Seven and Reset do not accurately anticipate the progress of a number of significant revenue-generating projects, it could have a material adverse effect on Zabit & Associates, Mercury Seven and Reset's operating results. Zabit & Associates, Mercury Seven and Reset's future success will depend in part on their ability to convert their project-by-project relationships to continuing relationships characterized by recurring revenue. There can be no assurance that Zabit & Associates', Mercury Seven's and Reset's efforts will be successful.

Dependence on Few Customers

         At the present time, approximately 85% of TheraCom's services are supplied to one customer, Pfizer, Inc. ("Pfizer"). Of the revenues from The Performance Group's business, for the fiscal year ended August 31, 1998, 60% was derived from two clients, Pfizer and MCI Communications, Inc., which represent 45% of revenues and 15% of The Performance Group's revenues, respectively. The loss of either of these clients or a reduction in the amount of business generated from these two clients could materially adversely affect the Company's future business and prospects.

No Contracts with Customers

         The Company does not have written agreements with all of its customers or clients, or such agreements are terminable at will upon relatively short notice. Unexpected or other termination of relations with significant customers could adversely affect the Company's business and prospects. See "Competition" and "Dependence on Few Customers."

Fluctuations in Revenues

         For the six months ended February 28, 1998 ("Fiscal 1998"), the Company's revenues declined by approximately $5,600,000 as compared with the revenues for the six-month period ended February 28, 1997 ("Fiscal 1997"). A major portion of this decline was due to a refinement of revenue recognition by the TheraCom subsidiary. In 1997, the Company's TheraCom division, which provides integrated training, communication and data to the health care industry, refined its method of revenue recognition. Previously, the division recognized the revenues generated from its calendar year programs at the end of the program. In 1997, based upon its improved accounting information systems and controls, it was determined that the division recognize revenue and costs on certain calendar year programs ratably as certain performance criteria occurred. Revenues recorded by TheraCom approximated $4,187,000 and $5,717,000 for the six months ended February 28, 1998 and 1997, respectively. The decline in the Company's revenues for the six months ended February 28, 1997 was also due in part to the types of award programs required by the clients of The Performance Group division. Because that division is primarily dependent on business from two major clients, any curtailment or change in the award programs can result in material fluctuations during quarterly periods. Investors should therefore be cautioned that because of the dependence on a limited number of clients, the Company may experience fluctuating revenues and earnings in varying periods.

Market Acceptance for Company's Products and Services

         The Company believes that its ability to market its products and services requires educating potential users as to their benefits and applications. This is particularly true for the Internet technologies developed by The Performance Group and the first aid product line for burns manufactured by the Water-Jel division. No assurance can be given that the Company will be able to successfully increase the market for its products and services.

Limited Patents and Proprietary Information

The Performance Group

         The Performance Group division has developed a proprietary software, "Maestro," which is designed to enable clients to communicate business objectives, track and report sales and deliver awards over the Internet. The clients who elect to utilize Maestro do not receive the software, but rather are only granted a license to utilize the software, which is at all times maintained at the Company's offices. The clients feed information to the "Maestro" program over the Internet by using a sign-on identification and password. The clients can thereafter gain access with the proper password to Maestro to enable them to evaluate the progress of their awards program. The Company does not presently hold a copyright to the Maestro software but intends to apply with the US Patent and Trademark office for protection as well as a trademark on the name "Maestro." The actual software is retained under stringent controls at the Company's offices and only four people within the Company and under confidentiality agreements have access to the software and code. Should the Company's Maestro software and other proprietary technology be disclosed publicly, the business and prospects of The Performance Group could be adversely affected. Likewise, and if there was public disclosure of the software and codes, the Company at the present time may have no or very limited legal recourse, unless the Company could demonstrate that the codes and software were illegally converted or taken or that the clients violated their licence agreements with the Company.

Water-Jel

         The design of Water-Jel's Fire Blanket products was protected by United States and foreign patents which were assigned to Water-Jel in 1979 and 1985. The United States patent which protected a substantial portion of Water-Jel's technology expired in 1992. New competitors may now enter Water-Jel's markets. Water-Jel may be materially and adversely affected if Water-Jel should fail to establish a secure market base before the entrance of significant new competitors now that the original United States patent has expired. See "Competition." Further, in January 1995, Water-Jel was granted a patent for a synthetic fabric containing a therapeutic, non-toxic, water-soluble and bio-degradable gel used in Water-Jel's Burn Dressing product line. This patent expires in April 2014. However, no assurance can be given that this patent will prove enforceable or prevent others from marketing products similar to, or which perform comparable functions as Water-Jel's products at the current time, the Water-Jel burn dressing products covered by this patent account for approximately thirty percent (30%) of Water-Jel's revenues.

Government Regulation by the Food and Drug Administration

         Water-Jel's emergency first aid products and manufacturing practices are subject to regulation by the Food and Drug Administration ("FDA") as well as by similar foreign authorities. The Water-Jel Fire Blanket and Burn Dressing are medical devices subject to regulation by the FDA. Water-Jel's generic creams and ointment, Burn Jel and UnBurn line are classified as over-the-counter drugs. FDA requirements include adherence to good manufacturing practices, proper labeling, and either premarket notification under section 510(k) of the Medical Device Amendments to the Federal Food, Drug and Cosmetics Act or premarket approval (depending on the category of product) prior to commercial marketing in the United States. Water-Jel is also subject to periodic inspections by the FDA relating to good manufacturing practices. The FDA has the authority to require a suspension of manufacturing operations if it finds serious deficiencies. Additional regulation may, in the future, be imposed by Federal, state or local authorities, particularly the FDA. Any new products will also be subject to review of various regulatory authorities in virtually every foreign country in which such products are offered for sale. To the extent that any new products which Water-Jel may develop are deemed to be new pharmaceutical or new medical devices, such products will require FDA and other regulatory clearance and/or approvals prior to marketing. Such governmental regulation may prevent or substantially delay the marketing of any products developed by Water-Jel, cause Water-Jel to undertake costly procedures, and furnish a competitive advantage to the more substantially capitalized companies which compete with Water-Jel. There can be no assurance that Water-Jel will have the requisite financial resources to complete the regulatory approval process with respect to any new products which may be developed.

Product Liability

         To date, there have been no material claims on threatened claims against the Company by users of its products, particularly the Water-Jel products, based on a failure to perform as specified. In the event that any claims for substantial amounts were to be asserted against the Company, they could have a materially adverse effect on the Company's financial condition and its ability to distribute its products. The Company maintains $11,000,000 of general product liability insurance. There is no assurance that this amount will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost.

Dependence on Management

         The Company is significantly dependent upon the continued availability of Werner Haase, its Co-Chairman and CEO, William Zabit, who became President upon the acquisition of Zabit & Associates, and Scott Mednick, Chairman and Chief Strategic Officer. Mr. Haase is under an employment agreement with the Company which terminates in May 2001, and both Mr. Zabit and Mr. Mednick are under employment agreements with the Company until December 2002. The loss or unavailability of Mr. Haase or Mr. Zabit or Mr. Mednick to the Company for an extended period of time would have a material adverse effect on the Company's business operations and prospects. To the extent that Mr. Haase's, Mr. Zabit's or Mr. Mednick's services would be unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such qualified personnel on acceptable terms. At the present time, the Company does not have "key man" life insurance covering any of the principal officers of the Company.

Control

         Werner Haase, the Chairman and CEO of the Company, and his wife Nurit Kahane, who is a Senior Vice President of the Company, own together a total of 2,319,374 shares of the Company's Common Stock, and Mr. Zabit owns 1,048,675 shares, which together represent approximately 27% of the total shares outstanding. Under Delaware law, a simple majority of stockholders may constitute a quorum for a meeting of stockholders and may effect any action requiring a vote of stockholders. There are no requirements for supermajority votes on any matter, nor is there any cumulative voting for directors. Therefore, Mr. Haase, his wife and Mr. Zabit jointly will be in a position to substantially influence the election of directors and the conduct of the Company's affairs.

Maintenance Criteria for NASDAQ Securities;  Penny Stock Rules

         The Company's Common Stock is currently quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the SmallCap Market. To maintain its listing on the NASDAQ SmallCap Market, the Company must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 (the AExchange Act") and have total assets of at least $2,000,000, total stockholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $1,000,000, at least 300 holders, a minimum bid price of $1.00 per share and at least two market makers. In addition, NASDAQ has proposed increasing the requirements for maintaining a NASDAQ SmallCap listing to require either: (1) net tangible assets of at least $2,000,000 or $1,000,000, (2) a market capitalization of $35,000,000 or (3) net income in at least two of the last three years of $500,000 and a public float of at least 500,000 shares with a market value of at least $1,000,000. The Company currently meets all the proposed requirements for maintenance of its listing on the NASDAQ SmallCap Market. There can be no assurance that the Company in the future will be able to meet the requirements for continued listing on the NASDAQ SmallCap Market with respect to the Common Stock. If the Company's securities fail to maintain NASDAQ SmallCap Market listing, the market value of the Common Stock likely would decline and purchasers likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

         In addition, if the Company fails to maintain NASDAQ SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of the Company's securities held in the customer's account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in transactions, thereby making it more difficult for purchasers in this Offering to dispose of their shares. At the present time, the Company has an application pending with NASDAQ for listing on the NASDAQ National Market.

Future Sales of Common Stock

         As of the current time, there are presently 13,608,521 shares of the Common Stock outstanding. Approximately 6,863,932 of the outstanding shares are deemed to be "restricted securities" ("Restricted Securities") within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the AAct") by virtue of the fact that they are held by "affiliates" of the Company. Of the Restricted Securities, approximately 2,319,375 are currently eligible for public sale in accordance with Rule 144. Sales made pursuant to Rule 144 could have an adverse effect on the price of the Common Stock.

No Dividends

         The Company has not paid any cash dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a variety of offices and facilities for its operations as summarized below. The Company maintains its executive offices at 488 Madison Avenue, New York, NY 10022 and has five other branch offices. Zabit & Associates maintains its executive offices and the Zabit Western Regional Office at 565 Bridgeway Boulevard, Sausalito, CA. Zabit & Associates also has three other regional offices. Reset and Mercury Seven each maintain one office in New York City. Set forth below is a description of the rental property and the square footage:

                                                                                        Lease               Annual
Location                  Size and Nature of Facility                                  Expires               Rent
--------                  ---------------------------                                  -------               ----
New York, NY              Office, 22,300 sq.ft. (X-ceed)                                 2008             $ 473,000
                          Office, 1,100 sq.ft. (Journeycorp)                             1999             $  30,000
                          Office, 3,157 sq.ft. (Zabit & Assoc.)                          1999             $  82,788
                          Office, 2,500 sq.ft. (Reset)                                   2002             $  77,000
                          Office, 6,400 sq. ft. (Mercury Seven)                          2008             $ 102,700

Sausalito, CA             Office, 800 sq.ft. (Water Street)                              2000             $  14,400
                          Office, 4,836 sq.ft. (Zabit & Assoc.)                          1999             $ 142,176
                          Office, 1,637 sq.ft. (Zabit & Assoc.)                          2002             $  50,705

Norwalk, CT               Office, 1,200 sq.ft. (Zabit & Assoc.)                          2001             $  28,000

Carlstadt, NJ             Office, Factory 17,700 sq.ft. (Water-Jel)                      2003             $ 120,000
                          Warehouse, 9,600 sq.ft. (Water-Jel)                            1999             $  48,000

Los Angeles, CA           Office, 2,800 sq.ft. (Journeycorp)                             1999             $  54,700
                          Office, 2,100 sq.ft.(X-ceed)                                   2000             $  45,570

Atlanta, GA               Office, 2,700 sq.ft. (X-ceed)                                  2000             $  37,500

Chicago, IL               Office, 3,000 sq.ft. (Journeycorp)                             1999             $  54,700
                          Office, 4,161 sq.ft. (Zabit & Assoc.)                          2003             $ 109,595

                                                                                        Lease               Annual
Location                  Size and Nature of Facility                                  Expires               Rent
--------                  ---------------------------                                  -------               ----
Glen Rock, NJ             Office, 2,800 sq.ft. (TheraCom)                                2001             $  44,600


ITEM 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending against the Company, its officers or employees.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matter were submitted to shareholder vote in the fiscal quarter ended August 31, 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "XCED." Until April 1998, the Company's Class A Warrants also traded on the NASDAQ Small Cap Market under the symbol "XCEDZ." The Class A Warrants by their terms expired on April 30, 1998 and entitled the holder there of to purchase one share of the Company's Common Stock at an exercise price of $3.00 per share. Upon the exercise, the holder thereof was also entitled to receive one Class B Warrant. Just prior to the expiration date of the Class A Warrant, holders exercised approximately 1,868,000. Class A Warrants and the Company issued 1,868,000 shares of Common Stock and 1,868,000 Class B Warrants.

         The Company's Class B Warrants were delisted from the NASDAQ Small Cap Market on March 23, 1995. They are currently listed on the "Bulletin Board" (the "Pink Sheets") under the symbol "XCEDW." The Class B Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $6.00 per share. The Company may redeem the Class B Warrants providing the closing bid price of the Common Stock in the over-the-counter market or the last sale price for 20 consecutive business days ending within 15 days of the notice of redemption averages in excess of $9.00.

         Based on reports from the Company's transfer agent, there are approximately 4,000 shareholders consisting of direct ownership by shareholders and stock held by brokers for the accounts of shareholders.

         The Company presently has an application pending with NASDAQ for listing of its Common Stock on the NASDAQ National Market. The Company believes it currently meets all of the qualifications.

         The following table sets forth the high and low bid prices for the Company's Common Stock and Class B Warrants for the periods indicated. Since the Class A Warrants expired on April 30, 1998 the high and low bid prices have been omitted. Information for all the periods is as reported by the NASDAQ Small Cap Market. The figures shown represent interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                              High Bid           Low Bid
                                              --------           -------
           Common Stock

Fiscal Year Ended August 31, 1998
1st. Quarter Ended November 30, 1997           3 1/2             2 14/16
2nd Quarter ended February 28, 1998            4 19/32           2 1/16
3rd Quarter ended May 31, 1998                 4 1/2             3 21/32
4th Quarter ended August 31, 1998              9 3/4             4

Fiscal year ended August 31, 1997
1st. Quarter Ended November 30, 1996           4 3/8             2 3/8
2nd Quarter ended February 28, 1997            3 3/8             1 3/4
3rd Quarter ended May 31, 1997                 2 1/4             1 1/2
4th Quarter ended August 31, 1997              4 3/16            2 13/16


                                              High Bid           Low Bid
                                              --------           -------
           Class B Warrants

Fiscal Year Ended August 31, 1998
1st. Quarter Ended November 30, 1997           1/16              1/16
2nd Quarter ended February 28, 1998            1/16              1/16
3rd Quarter ended May 31, 1998                 15/32             1/8
4th Quarter ended August 31, 1998              3 3/4             7/16

Fiscal year ended August 31, 1997
1st. Quarter Ended November 30, 1996           3/32              1/16
2nd Quarter ended February 28, 1997            1/16              1/16
3rd Quarter ended May 31, 1997                 1/16              1/16
4th Quarter ended August 31, 1997              1/16              1/16


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below for the years ended August 31, 1998, 1997, 1996, 1995 and 1994 were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes.

                                                                Year Ended August 31,
                               -------------------------------------------------------------------------------
                                   1998             1997             1996             1995             1994
                               -----------      -----------      -----------      -----------      -----------
                                                      (in thousands, except per share amounts)
Income Statement Data:

Net Revenues                   $    59,198      $    62,885      $    54,864      $    43,515      $    41,333

Operating income (loss)        $     1,600      $     3,924      $     1,219      $     2,770      $      (302)

Net income                     $     1,550      $     1,877      $       632      $     2,131      $    (1,353)

Net income (loss) per
    common share
    -Basic                     $      0.20      $      0.27      $      0.09      $      0.30      $     (0.20)
    -Diluted                   $      0.18      $      0.26      $      0.09      $      0.30      $     (0.20)

Weighted average number
    of shares outstanding
    -Basic                       7,755,795        7,023,770        7,001,295        6,999,180        6,738,327
    -Diluted                     8,607,636        7,339,625        7,394,012        7,079,388        6,790,310


Balance Sheet Data:

Working capital                $    17,333      $    10,042      $     7,964      $     5,199      $     3,854

Total assets                   $    34,716      $    18,800      $    17,383      $    17,475      $    13,143

Long-term debt                         -0-      $        52      $        91      $       130      $        18

Cash Dividends                         -0-              -0-              -0-              -0-              -0-


ITEM 7.  MANAGEMENT's DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Net revenue for the twelve months ended August 31, 1998 and 1997, respectively, were $59,198,000 and $62,885,00, representing a 6% decrease in net revenues. The decreases in revenue were primarily attributable to three factors. The Company's 1997 change in revenue recognition with respect to the TheraCom division, which provides integrated training, communication, and data to the health care industry. The revenue for the TheraCom division was changed from the completed contract to the recognition of revenue ratably over the life of the program event. While this change did not have a material effect on reported net earnings it did result in the recognition of an additional 8 months of gross revenues in fiscal 1997. Gross revenues for this division were $9,200,000 in 1997 versus $7,063,085 in 1998. The Performance Group division for the year ending August 31, 1998 and 1997 respectively reflected $35,206,368 and $36,846,028 representing a 4% decrease in revenue. This decrease is attributable to the temporary discontinuance of certain of X-ceed's services as related to an incentive marketing and communication program. As of September 1, 1998, the company was re-awarded this contract and revenues and gross profits will be favorably affected in the company's second and third quarter.

         In addition, the Journeycorp division experienced lower than expected revenue as a result of increased downward pressure by the airline industry regarding commissions paid on ticketed transactions. The revenue for the years ending August 31, 1998 and 1997 respectively were $10,988,348 and $11,581,312, a 5% decrease. In February 1998, the company instituted a management fee program, which helped to significantly offset a major part of the revenue loss. The Company's Water-Jel division experienced an increase in its revenue by $644,273 or 12%.

         Cost of revenue for the years ending August 31, 1998 and 1997 were $37, 926,000 and $40,095,000, respectively, (representing 64% and 63.8% of net revenues). Selling, general and administrative expenses for the year ended August 31, 1998 and 1997 was $18,799,000 and $18,420,000 which reflect an increase in personnel cost by The Performance Group division as well as portions of compensation expenses regarding company officers. Selling, general and administrative expenses increased as a percentage of net revenue as a result of the decrease revenues.

         Research and Product Development expenses for the year ended August 31, 1998 and 1997 was $873,000 and $446,000, representing a 95.7% increase which were incurred in connection with the company's continuing development of X-CEED's Maestro software. Maestro is a proprietary productivity enhancing Internet software utilized for managing training, sales tracking and reporting, awards and recognition programs, and product information for sales forces.

         Other Income for the year ending August 31, 1998 was $1,239,000 as compared to $261,000 last year. The increase during the 1998 fiscal year reflects a gain on sales of investments of $ 522,000 and interest earnings of $691,000 as compared to a loss of $20,000 and interest income of $451,000 for the corresponding prior period.

         Net Income for the year ending August 31, 1998 and 1997 was $1,550,000 as compared to $1,877,000 respectively, representing a 17% decrease. Part of this difference was offset by a lower tax yield of 45% as compared to 55% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1998 the Company had working capital of $17,333,000 as compared to $10,042,000 at August 31, 1997. During the year ending August 31, 1998, the company received net proceed of $1,527,000 from the sales of marketable securities.

         The consolidated statement of cash flows for the year ended August 31, 1998 reflects net cash provided by operating activities of $475,000 resulting from net income of $1,550,000, an increase in accounts payable and accrued expenses of $1,435,000 less an increase in program costs in excess of billings and accounts receivable of $1,248,000 and $1,166,000. Cash provided from investing activities was $633,000 consisting principally of proceeds from sale of marketable securities of $1,527,000 less marketable security investment and property and equipment acquisition of $741,000 and $207,000. Cash used in financing activities approximated $5,451,000, which was primarily attributable to the proceeds from the exercise of warrants and options.

The company believes that it has adequate working capital for a least the next twelve months of operations at current levels.

FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors," including but not limited to, competitive factors and pricing pressures, loss of major customers, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf are expressly qualified in their entirety by this paragraph.

YEAR 2000 COMPLIANCE

         The Company has taken remedial steps to ensure that its computer systems are compliant with the Year 2000 ("Y2K"). In this regard, The Performance Group has purchased for internal operations new personal computers
(PCs) which have been tested by the National Software Testing Laboratories
(NSTL) and have been certified as Y2K compliant. With respect to client support, the division has upgraded its software at no extra cost and is compliant with Y2K. With respect to the Company's internal software affecting accounting systems and telecommunications, the Company estimates that it will be required to purchase additional equipment for $15,000 in order to achieve Y2K compliance in this area. With respect to the Journeycorp division reservation systems, the division utilizes PC hardware provided by the Sabre Group, the American Airlines reservations system. American Airlines has given the Company assurances that their reservations system will be Y2K compliant. Since airline reservations can be made within a year before the actual flight, American Airlines has until December 31, 1999 to achieve Y2K compliance. In the event American Airlines fails to achieve compliance in a timely manner, this could result in material adverse consequences to Journeycorp's operations and would affect its ability to provide reservations and ticketing for its clients.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements commence on Page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officer and directors of the Company are as follows:

    Name                    Age                   Position
    ----                    ---                   --------

Scott Mednick                42           Chairman and Chief Strategic Officer
Werner Haase                 61           Co-Chairman and CEO
William Zabit                50           President and Director
Wolf Boehme                  37           Chief Operating Officer
Nurit Kahane Haase           48           Senior VP and Secretary
Bradley K. Nelson            41           President of the Zabit Division
Norman Doctoroff             65           Director
John Bermingham              59           Director

         Directors are elected to serve until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. The Board of Directors held nine (9) meetings in the fiscal year ended August 31, 1998 and also met informally and acted by written consents during the year. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. Only two directors, Mr. John Bermingham and Mr. Norman Doctoroff, received compensation for serving as directors of the Company for fiscal 1997. Their compensation was in the form of options granted in Fiscal 1998. See "Compensation."

         Werner Haase has served as a director of the Company since September 1987 and became Chairman and Chief Executive Officer in July 1996 following the acquisition of Journeycraft and TheraCom by the Company. For at least five years prior to the acquisitions of the foregoing companies, Mr. Haase had been a director and chief executive officer of Journeycraft. As a result of Mr. Mednick's and Mr. Zabit's contracts with the Company, Mr. Haase now serves as Co-Chairman and Chief Executive Officer. Mr. Haase is also a director of Multi-Media Tutorial Services, Inc., a company engaged in the production and marketing of educational videos.

         Scott Mednick entered into an employment agreement with the Company effective as of July 17, 1998. Pursuant to the terms of the agreement, Mr. Mednick was appointed Chairman until the next annual shareholders' meeting and was also named as Chief Strategic Officer. The Company has agreed to nominate Mr. Mednick as Chairman at the next annual shareholders' meeting. In 1982, Mr. Mednick established the Mednick Group, a company engaged in graphic design. In 1996, the Mednick Group became THINK New Ideas, Inc., ("THINK") and during the same year completed a public offering. Mr. Mednick served as chairman and chief executive officer of THINK until May 1998, when he resigned. Under Mr. Mednick's direction, THINK, which provides marketing technology and interactive business solutions to Fortune 500 and other corporate clients, was named as one of the top interactive agencies of the year (1995) by both Adweek and the Advertising Club of New York. Mr. Mednick is regarded as a highly respected marketing strategist and graphic designer. He has four graphic design works in the permanent collection of the Library of Congress and has been published in most major design publications.

         William Zabit became President and a director of the Company on September 14, 1998, when the Company acquired Zabit & Associates, Inc. and entered into an employment agreement with Mr. Zabit. Mr. Zabit founded Zabit & Associates, Inc. and has served as its chief executive officer until the acquisition. Under Mr. Zabit's direction, Zabit & Associates, Inc. has won over 150 international awards for communication excellence. Mr. Zabit has participated in advising the White House on communications strategy. Prior to forming Zabit & Associates, Inc., he served in an executive position at William M. Mercer, Inc., where he was responsible for Mercer's western US and national communication practices.

         Wolf Boehme joined the Company on November 19, 1998 as the Company's Chief Operations Officer. Prior to joining the Company and from 1986, he served as operations controller for Bloomberg Financial Markets. As such he was responsible for several operating areas including designing, procuring and implementing systems for the various product lines offered by Bloomberg Financial Markets.

         Nurit Kahane Haase, wife of Werner Haase, became Senior Vice President and Secretary of the Company in July 1996 following the acquisition of Journeycraft and TheraCom. For more than the past five years, Mrs. Haase has been president of Journeycraft.

         Bradley K. Nelson became the president of the Zabit & Associates division on September 14, 1998, when Zabit was acquired by the Company. Previously and since June 1, 1998, he had been a senior executive officer of Zabit & Associates. From June 1, 1996 until June 1998, Mr. Nelson was a principal of Paradigm Consulting Group, a company engaged in consulting on corporate communication matters and advising clients on business performance improvement. From August 1984 to June 1996, Mr. Nelson was associated with Towers Perrin, a leading human resources consulting firm. In December 1996 he became a principal of that company. Mr. Nelson holds a BS degree in journalism from the Medill School of Journalism at Northwestern University.

         Norman Doctoroff was elected a director of the Company in May 1996. Until 1995, he was president of Gemini Industries, a company engaged in the production of consumer electronics accessories. Since then he has served as an independent management consultant to Gemini Industries and other companies.

         John Bermingham was appointed a director of the Company in November 1997 and served as a consultant to the Company during 1997. Mr. Bermingham is currently the Chief Executive Officer of Smith Corona Corporation. Mr. Bermingham formerly served as president and chief executive officer of Rolodex Corporation during 1996 and through April 1997. From 1993 to 1996, Mr. Bermingham was employed by AT&T. He held the position of president and chief executive officer of AT&T Smart Cards Systems and Solutions, a division of AT&T. From 1982 through 1993, Mr. Bermingham held various senior executive officer positions with Sony Corporation of America.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE
                                                                            Long Term Compensation
                                        Annual Compensation                 ----------------------
                                        -------------------               Awards         Payouts
                                                                          ------         -------
(a)                           (b)      (c)          (d)         (e)        (f)          (g)       (h)       (i)
                                                               Other        Re-      Securities
                                                              Annual     stricted    Underlying   LTIP    All Other
Name and                                                      Compen-      Stock      Options/    Pay-    Compen-
Principal Position           Year     Salary       Bonus      sation      Awarded     SARs(#)     outs    sation
------------------           ----     ------       -----      ------      -------     -------     ----    ------
Scott Mednick (1)            1998    $ 43,750    $ 80,000     $     0       $0          -0-        $0       $0
Chairman and                 1997
  Chief Strategic Officer    1996

Werner Haase (2)(3)(4)       1998    $500,000    $300,000     $80,859       $0          -0-        $0       $0
Co-Chairman and CEO          1997    $500,000    $300,000     $82,152       $0          -0-        $0       $0
                             1996    $ 10,500    $ 22,250     $     0       $0          -0-        $0       $0

Nurit Haase (2)              1998    $250,000    $      0     $     0       $0          -0-        $0       $0
Sr. Vice President           1997    $250,000    $      0     $     0       $0          -0-        $0       $0
                             1996    $ 10,500    $ 63,900     $     0       $0          -0-        $0       $0

Yitz Grossman (5)(7)         1998
Former Chairman and          1997
  Secretary                  1996    $150,000    $      0     $     0       $0        100,000      $0       $0

Peter Cohen (6)(7)           1998
Former President             1997
                             1996    $111,000    $      0     $     0       $0        100,000      $0       $0

---------
(1) Mr. Mednick joined the Company on July 17, 1998. The bonus payment represents one installment of the signing bonus the Company agreed to pay Mr. Mednick for his joining the Company.

(2) Werner Haase and Mr. Haase's wife, Nurit Kahane Haase, assumed their current positions with the Company on July 2, 1996 following the acquisition of Journeycraft and TheraCom. Information is given only for periods subsequent to July 2, 1996.

(3) On November 13, 1998, the Board of Directors, Mr. Haase abstaining, awarded a bonus of $300,000 to Mr. Haase based on the Company's performance for fiscal 1997.

(4) Represents premiums for life insurance policies paid by the Company on behalf of Mr. Haase.

(5) Mr. Grossman resigned from his positions with the Company effective December 12, 1996.

(6) Mr. Cohen resigned as President, Chief Executive Officer and Treasurer of the Company effective July 2, 1996. He continues to serve as Managing Director of the first aid division, which is not an executive officer position.

(7) During fiscal 1996, the Company transferred certain life insurance policies to Messrs. Grossman and Cohen which are included in "Other Annual Compensation."

         The aggregate amount of personal benefits cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person. The Company offers health insurance to all of its employees. At present time the Company does not have any retirement, pension, profit sharing, or other similar programs or benefits for its executive officers.

         The Company has not paid cash remuneration for or on account of services rendered by a director in such capacity. However, during Fiscal 1998, Norman Doctoroff and Steven Bermingham each received a grant of 50,000 options.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable Value
                                                                                        at Assumed Annual Rates of
                                                                                       Stock Price Appreciation for
    Individual Grants                                                                         Option Term
    -----------------                                                                  ----------------------------
         (a)                 (b)             (c)             (d)             (e)             (f)            (g)

                          Number of      % of Total
                         Securities     Options/ SARs
                         Underlying      Granted to
                        Options/SARs    Employees in    Exercise Price    Expiration
Name                     Granted (#)     Fiscal Year        ($/Sh)           Date           5% ($)         10% ($)
----                     -----------     -----------        ------           ----           ------         -------
Scott Mednick (1)         1,000,000         49.6%            $6.00          7/11/08       $3,373,368     $9,562,455
Chairman and Chief
   Strategic Officer

Werner Haase (2)            500,000         24.8%            $4.40          6/5/01       $   173,388    $   364,000
Co-Chairman and CEO

---------------
(1) Mr. Mednick joined the Company on July 17, 1998. As part of his employment agreement and with the approval of the Board of Directors, Mr. Mednick was granted 1,000,000 options to purchase the Company's Common Stock at $6.00 per share. However, and in the event of exercise of the options, Mr. Mednick may only sell 500,000 of the 1,000,000 shares in increments of 100,000 shares each when the market price of the Common Stock attains certain price levels ranging from $12.00 a share to $24.00 a share. The foregoing restrictions on the sales are for a period of 48 months. Mr. Mednick's options have not as yet been issued by the Company.

(2) Mr. Haase was granted 500,000 options on June 5, 1998: only 250,000 options vested immediately; 125,000 will only vest if the price of the Company's Common Stock trades at an average price of $8.125 for 30 consecutive trading days; and the balance will only vest if the Company's Common Stock trades at an average price of $10.125 for 30 consecutive days. Mr. Haase's options were granted pursuant to the 1998 Stock Option Plan.


              AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                        AND FY-ENDED OPTION/SAR VALUES

                                                                                                     Value of
                                                                                Number of          Unexercised
                                                                               Unexercised         In-the-Money
                                                                               Options/SARs        Options/SARs
                                           Shares                              at FY-End (#)       at FY-End ($)
                                        Acquired on      Value Realized        Exercisable/        Exercisable/
Name                                    Exercise (#)           ($)             Unexercisable       Unexercisable
------------                            ------------     --------------        -------------       -------------
Scott Mednick (1)                           -0-                -0-             1,000,000 (1)             $0
Chairman and Chief Strategic Officer                                           (Exercisable)

Werner Haase (2)                            -0-                -0-              493,750 (2)          $1,430,750
Co-Chairman and CEO                                                            (Exercisable)

                                                                                  250,000                $0
                                                                               (Unexercisable)

(1) As of the end of the Company's fiscal year, none of Mr. Mednick's options were "in-the-money."

(2) The above figure represents options which have vested and are currently exercisable: 143,750 options at an exercise price of $1.52; 100,000 option at an exercise price of $2.19 and 250,000 options at an exercise price of $4.40.

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

         On July 17, 1998, the Company entered into a four-year employment agreement with Scott Mednick. The agreement provides that Mr. Mednick is to receive a signing bonus of $960,000 payable in twelve (12) equal installments. In addition, Mr. Mednick is to receive an annual salary of $350,000 together with bonuses not to exceed $100,000 a year. The granting of said bonus is subject to the Company's future performance as well as Mr. Mednick's performance. The agreement also provides for the granting of 1,000,000 options exercisable at $6.00 per share. While Mr. Mednick may exercise all of the options at any time, he may only sell 500,000 of the 1,000,000 underlying shares in increments of 100,000 shares each when the trading price of the Company's Common Stock attains certain price levels ranging from $12.00 per share to $24.00 per share. The foregoing restrictions on the sales are for a period of 48 months. Mr. Mednick is to serve as Chairman of the Board of Directors subject to shareholder approval at each annual meeting. Mr. Mednick is also employed by the Company as its Chief Strategic Officer.

Employment Agreements Entered into after Fiscal Year Ended August 31, 1998

         On September 14, 1998, after the end of the Company's fiscal year, and in connection with the acquisition of Zabit & Associates, the Company entered into an employment agreement with William Zabit. Mr. Zabit is employed for a term of four years as President of the Company and receives an annual salary of $400,000 together with bonuses at the discretion of the Board of Directors. The agreement also provides that Mr. Zabit is to serve as a director subject to the approval of shareholders at each annual meeting.

         In connection with the acquisition of Zabit & Associates on September 14, 1998, the Company also entered into an employment agreement with Bradley
K. Nelson, who is to serve as president of the Zabit & Associates division. The agreement is for a term of four years and provides for an annual salary of $300,000 together with bonuses not to exceed 40% of the base salary. The granting of any bonus is at the discretion of the Board of Directors.

         On November 19, 1998, Wolf B. Boehme entered into an employment agreement with the Company for a term of three years. The agreement provides for an annual salary of $225,000 and bonuses, the terms of which are still under negotiation. In addition, and as an inducement to Mr.

Boehme to join X-ceed, he received 250,000 stock options valued at the closing bid price on November 19, 1998. One-third of the options will vest after 12 months; one-third will vest after 24 months; and one-third will vest after 36 months.

Stock Option Plans

         The Company has adopted four stock option plans. The Non-Qualified Stock Option Plan ( the ANQSO Plan") which expired on April 6, 1994 covering 187,500 shares of the Company's Common Stock, $.08 par value, pursuant to which officers and employees of the Company were eligible to receive non-qualified stock options. As of November 15, 1997, options to acquire 128,125 shares have been granted under the NQSO Plan at exercise prices of $1.52 per share. All options granted under the NQSO Plan have been at exercise prices at least equal to the fair market value of the Common Stock on the date of grant.

         Under the 1990 Stock Option Plan (the A1990 Plan") the Company may grant to its officers, key employees and others who render services to the Company, options to purchase up to 187,500 shares of the Company's Common Stock at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value in the case of non-qualified options for such stock. As of November 15, 1997, options to acquire a total of 170,000 shares have been granted under the 1990 Plan at exercise prices ranging from $1.52 to $2.00 per share.

         The 1995 Stock Option Plan (the A1995 Plan") operates on substantially the same terms as the 1990 Plan except that it includes option to purchase up to 500,000 shares of the Company's Common Stock. Any options granted under the plan expire ten years from the date of grant. The plan expires March 1, 2005. As of November 15, 1997 all available options had been granted under the 1995 Plan and options to acquire a total of 467,000 shares remain outstanding at an exercise price of $2.19 per share.

         At the annual meeting of shareholders on February 20, 1998, shareholders approved the adoption of the 1998 Stock Option Plan (the A1998 Plan") which provides for the issuance of up to 2,000,000 options for the purchase of up to 2,000,000 shares of X-ceed Common Stock. The 1998 Plan authorizes the issuance of incentive stock options which qualify under Section 422A of the Internal Revenue Code as well as the issuance of non-statutory options. The 1998 Plan authorizes the issuance of options to employees, officers and employee-directors. Non-statutory options may also be issued to others who render services to the Company. Any options granted under the 1998 Plan, unless specifically designated otherwise, expire on March 1, 2008. As of the end of the fiscal year August 31, 1998, there were 950,000 options outstanding. The 1998 Plan is administered by an option committee consisting of Werner Haase, Norman Doctoroff and John Bermingham.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 1998 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors of the Company as a group:

                                 Amount and Nature of
Name and Address                 Beneficial Ownership            Percentage
----------------                 --------------------            ----------

Werner G. Haase (1)                     2,812,375                  19.8%
488 Madison Avenue
New York, NY  10022

Nurit Kahane Haase (1)                  2,812,375                  19.8%
488 Madison Avenue
New York, NY  10022

Scott Mednick (2)                       1,000,000                   6.8%
7927 Mulholland Drive
Los Angeles, CA 90046

William Zabit (3)                       1,048,675                   7.7%
565 Bridgeway
Sausalito, CA 94965

Norman Doctoroff (4)                       75,000                  .005%
81 Two Bridges Road
Fairfield, NJ

John Bermingham (5)                        50,000                  .004%
6 Round Hill Road
Kinnelon, NJ 07405

All officers and directors              3,368,050                  32.6%
as a group (6 persons)

--------------------
         (1) Consists of 1,169,875 shares of Common Stock held in Mr. Haase's name, 1,112,000 shares of Common Stock owned by Mrs. Haase and 37,500 shares held jointly by Mr. and Mrs. Haase. In addition, the above figure includes 493,000 options awarded to Mr. Haase to purchase 493,000 shares of Common Stock. The above figure does not include an additional 250,000 options which as of the end of the fiscal year had not vested. See "Executive Compensation B Options/SAR Grants in Last Fiscal Year."

         (2) Represents options granted to Mr. Mednick. Of the 1,000,000 options, Mr. Mednick is restricted to the sale of 500,000 of these options, which may only be sold in increments of 100,000 shares each when the market price of the Common Stock attains certain price levels ranging from $12.00 a share to $24.00 a share. The restrictions are for a period of 48 months. See "Executive Compensation B Options/SAR Grants in Last Fiscal Year."

         (3) Mr. Zabit received these shares in exchange for his shares of Zabit & Associates.

         (4) Represents shares issuable on exercise of options to purchase 25,000 shares at an exercise price of $2.00 per share, which Mr. Doctoroff received in 1996 as director's compensation, and 50,000 options at an exercise price of $3.44 a share, which Mr. Doctoroff received during the fiscal year as director's compensation. The exercise price was the closing bid price on the date of grant.

         (5) Represents shares issuable upon the exercise of options at an exercise price of $3.44 a share, which Mr. Bermingham received during the fiscal year as director's compensation. The exercise price was the closing bid price on the date of grant.

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

         Prior to July 1996, Werner Haase had borrowed funds from Journeycraft which at the time of the acquisition of Journeycraft by Water-Jel amounted to $1,000,000. As a result of the acquisition, the loan was transferred to the Company. The loan bears interest at 7% and is payable in annual installments of $100,000 which amount is first applied to interest and the balance to reduce principal. The remaining balance and any accrued interest is due in full in December, 2016. As of August 31, 1998, $1,223,000 was due from Mr. Haase. See "Financial Statements--Footnotes."


                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements and Schedules

                           The financial statements and schedules appearing after the Index to Exhibits are filed as part of this annual report.

                  2.       Exhibits

                           The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report by incorporation by reference from the filings indicated in the footnotes to the Index.

         (b)      Reports on Form 8-K

                  1. Report on Form 8-K dated February 27, 1998 and filed with the Commission on February 27, 1998 reporting the results of the Company's annual meeting of shareholders.

                  2. Report on Form 8-K dated April 30, 1998 and filed with the Commission on May 7, 1998 reporting the approval by the Board of Directors of the extension of the Class B Warrants.

                  3. Report on Form 8-K/A dated July 30, 1998 and filed with the Commission on July 30, 1998 reporting the amount of Class A Warrants exercised and the proceeds received by the Company.

                  4. Report on Form 8-K, together with exhibits, dated August 13, 1998 and filed with the Commission on August 14, 1998 reporting the prospective acquisition of Reset, Inc.

                  5. Report on Form 8-K, together with exhibits, dated September 17, 1998 and filed with the Commission on September 17, 1998 reporting the acquisitions of Mercury Seven, Inc.

                           and Zabit & Associates, Inc.

                  6. Report on Form 8-K/A dated November 10, 1998 and filed with the Commission on November 10, 1998. This report includes:

                           (a) Audited financial statements of Reset, Inc. for the years ended December 31, 1997 and 1998 and unaudited statements for the six months ended June 30, 1997 and 1998.

                           (b) Audited financial statements of Mercury Seven, Inc. for the years ended December 31, 1997 and unaudited statements for the six months ended June 30, 1997 and 1998.

                           (c) Pro-forma condensed combined financial statements for X-ceed, Inc. and subsidiaries and Reset, Inc. and
                                    Mercury Seven, Inc. as of May 31, 1998
                                    and for the nine months ended May 31,
                                    1998 and the year ended August 31, 1997.

                  7. Report on Form 8-K/A, together with exhibits, dated November 25, 1998 and filed with the Commission on November 30, 1998. This report includes:

                           (a) Audited financial statements for Zabit & Associates, Inc. for the years ended December 31, 1995, 1996 and 1997 and unaudited statements for the eight months ended August 31, 1997 and 1998.

                           (b) Pro-forma combined financial statements for X-ceed, Inc. and subsidiaries, Reset, Inc., Mercury Seven, Inc. and Zabit & Associates, Inc. as of May 31, 1998 and for the nine months ended May 31, 1998 and the year ended August 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WATER-JEL TECHNOLOGIES, INC.

                                    By /s/ Werner G. Haase
                                       ------------------------------
                                       Werner G. Haase
                                       Chief Executive Officer

Dated:  December 9, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 9, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

                                       /s/ Scott Mednick
                                       ------------------------------
                                       Scott Mednick, Chairman and Chief
                                       Strategic Officer

                                       /s/ Werner G. Haase
                                       ------------------------------
                                       Werner G. Haase,
                                       Co-Chairman and Chief Executive Officer

                                       /s/ William Zabit
                                       ------------------------------
                                       William Zabit, President and Director

                                       /s/ Norman Doctoroff
                                       ------------------------------
                                       Norman Doctoroff, Director

                                       /s/ John Bermingham
                                       ------------------------------
                                       John Bermingham, Director

         Exhibits

         (2)(b)    Certificate of Merger (1)
         (2)(c)    Merger Agreement (1)
         (2)(d) Agreement and Plan of Merger and Reorganization between X-ceed, Inc and Reset, Inc. (2)
         (2)(e) Agreement and Plan of Merger by and among X-ceed, Inc., X-ceed Merger, Inc., Mercury Seven, Inc. and the Shareholders of Mercury Seven, Inc. (3)
         (2)(f) Certificate of Merger of Mercury Seven, Inc. into X-ceed Merger, Inc. (3)
         (2)(g) Agreement and Plan of Merger among X-ceed, Inc., Zabit & Associates, Inc. and the Shareholders
                   Named Therein (3)
         (2)(h) Certificate of Merger of Zabit & Associates, Inc. and the Shareholders Named Therein (3)
         (3)(a)    Certificate of Incorporation (Water-Jel), previous
                   Amendments (3) (6) (7). (4)
         (3)(b)    By-laws of the Registrant (4)
         (3)(c)    Certificate of Incorporation of X-ceed, Inc. (5)
         (4)(a)    Form of Common Stock (6)
         (4)(b)    Form of Class A Warrant and Class B Warrants (7)
         (4)(c)    Form of Warrant Agreement (7)
         (10)(d)   Copy of Non-Qualified Stock Option Plan (4)
         (10)(e)   Copy of 1990 Stock Option Plan (8)
         (10)(f)   Copy of 1995 Stock Option Plan (9)
         (10)(g) Agreement and Plan of Merger dated as of May 17, 1996, by and among Water-Jel and Journeycraft, Inc. et al. (10)
         (10)(h) Employment Agreement, dated as of July 1, 1996, by and among the Company and Nurit Kahane Haase (10)
         (10)(i) Employment Agreement, dated as of December 11, 1996, by and among the Company and Werner Haase (10)
         (10)(j) Stock Purchase Agreement among X-ceed, Inc., William Zabit and Joyce Weslowski (3)
         (10)(k) Purchase Agreement by and among X-ceed, Inc., William Zabit and Joyce Weslowski (3)
         (10)(l)   Employment Agreement of Scott Mednick (11)
         (10)(m)   Employment Agreement of William Zabit (11)
         (10)(n)   Copy of 1998 Stock Option Plan (12)
         (23)(a)   Consent of Holtz Rubenstein & Co., LLP dated
                   December 8, 1998*
         (27)      Financial Data Schedule*

-----------------------------
         * Filed herewith

         (1) Incorporated by reference from the Company's Registration Statement on Form 8-K, dated February 27, 1998 and filed with the Commission on February 27,1998.

         (2) Incorporated by reference from the Company's Report on Form 8-K dated August 13, 1998 and filed with the Commission on August 14, 1998.

         (3) Incorporated by reference from the Company's Report on Form 8-K dated September 17, 1998 and filed with the Commission on September 17, 1998.

         (4) Incorporated by reference from Water-Jel's Registration Statement on Form S-18, File No. 2-90512-NY, initially filed with the Commission on January 8, 1998.

         (5) Incorporated by reference from the Company's Report on Form 8-K, dated February 27, 1998 and filed with the Commission on February 28,1998.

         (6) Incorporated by reference from the Company's Registration Statement on Form S-18 filed with the Commission on April 12, 1989, Commission File No. 2-90512-NY.

         (7) Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-23910, initially filed with the Commission on August 23, 1998.

         (8) Incorporated by reference from the Company's Annual Report on From 10-K for the fiscal year ended August 31, 1990.

         (9) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-01685, initially filed with the Commission on March 13, 1996.

         (10) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on July 12, 1996.

         (11) Incorporated by reference from the Company's Registration Statement on Form S-3, Amendment No. 5 filed with the Commission on November 19, 1998, Registration No. 333-57173.

         (12) Incorporated by reference from the Company's Definitive Proxy Statement filed with the Commission on January 8, 1998.

                         X-CEED, INC. AND SUBSIDIARIES

             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED AUGUST 31, 1998

                                   CONTENTS

                                                                       Page
                                                                       ----
Independent auditors' report                                            F-1

Consolidated balance sheets                                             F-2

Consolidated statements of income                                       F-3

Consolidated statement of stockholders' equity                          F-4

Consolidated statements of cash flows                                   F-5

Notes to consolidated financial statements                          F-6 - F-18

                         Independent Auditors' Report

Board of Directors and Stockholders
X-Ceed, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of X-Ceed, Inc. and Subsidiaries as of August 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of X-Ceed, Inc. and Subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended August 31, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP

                                                 HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
November 13, 1998

                         X-CEED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                            August 31,
                  ASSETS                                                            1998                  1997
                  ------                                                         ---------             -------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  13,789             $   7,230
   Investment in marketable securities (Note 5)                                         97                   758
   Accounts receivable, net of allowance for uncollectible
     accounts of $25 and $154, respectively                                          5,325                 3,714
   Program costs and earnings in excess of customer billings                         3,287                 2,040
   Inventories (Note 4)                                                              1,022                 1,365
   Prepaid expenses and other current assets                                           861                   334
   Deferred income taxes (Note 10)                                                      14                    -
                                                                                 ---------             --------
       Total current assets                                                         24,395                15,441

PROPERTY AND EQUIPMENT, net (Note 6)                                                 1,533                 1,354
DUE FROM OFFICER (Note 7)                                                            1,223                 1,223
GOODWILL, net (Note 3)                                                               6,088                    -
DEFERRED INCOME TAXES (Note 10)                                                        484                   231
OTHER ASSETS                                                                           993                   551
                                                                                 ---------             ---------

                                                                                 $  34,716             $  18,800
                                                                                 =========             =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Note 8)                                $   5,793             $   4,042
   Current portion of long-term debt                                                    41                    39
   Income taxes payable (Note 10)                                                      219                   359
   Customer billings in excess of program costs and earnings                         1,009                   915
   Deferred income taxes (Note 10)                                                      -                     44
                                                                                 ---------             ---------
       Total current liabilities                                                     7,062                 5,399
                                                                                 ---------             ---------

LONG-TERM DEBT                                                                          -                     52
                                                                                 ---------             ---------
ACCRUED LEASE OBLIGATION                                                               875                   816
                                                                                 ---------             ---------
DEFERRED REVENUES (Note 15)                                                            587                    -
                                                                                 ---------             --------

COMMITMENTS (Note 15)

STOCKHOLDERS' EQUITY  (Note 11):
  Common stock, $.01 par value; authorized 30,000,000 shares;
     10,277,053 and 7,043,180 issued and outstanding, respectively                     103                    70
   Preferred stock, $.08 par value; authorized 125,000
     shares; -0- issued and outstanding                                                 -                     -
   Net unrealized (loss) gain on marketable securities                                 (27)                  216
   Additional paid-in capital                                                       22,657                10,211
   Unearned compensation                                                              (112)                   -
   Retained earnings                                                                 3,642                 2,092
                                                                                 ---------             ---------
                                                                                    26,263                12,589
   Treasury stock, at cost; 15,000 and 10,000 shares, respectively                     (71)                  (56)
                                                                                 ---------             ---------
                                                                                    26,192                12,533
                                                                                 ---------             ---------

                                                                                 $  34,716             $  18,800
                                                                                 =========             =========


                See notes to consolidated financial statements

                         X-CEED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                                  Years Ended
                                                                                   August 31,
                                                               -------------------------------------------------
                                                                   1998               1997                1996
                                                               ----------          ----------          -------
REVENUES, net (Notes 13 and 16)                                $   59,198          $   62,885          $  54,864
                                                               ----------          ----------          ---------

COSTS AND EXPENSES (Notes 15 and 17) :
   Cost of revenues                                                37,926              40,095             34,933
   Selling, general and administrative                             18,799              18,420             18,683
   Research and product development                                   873                 446                 29
                                                               ----------          ----------          ---------

                                                                   57,598              58,961             53,645
                                                               ----------          ----------          ---------

OPERATING INCOME                                                    1,600               3,924              1,219
                                                               ----------          ----------          ---------
OTHER INCOME (EXPENSE):
   Interest and dividend income                                       691                 451                298
   Interest expense                                                   (13)                (81)              (126)
   Gain (loss) on sale of investments                                 522                 (20)               598
   Merger costs and expenses (Note 3)                                  -                   -                (253)
   Loss on impairment of notes
     receivable (Note 12)                                              -                 (100)              (325)
   Other, net                                                          39                  11                259
                                                               ----------          ----------          ---------
                                                                    1,239                 261                453
                                                               ----------          ----------          ---------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                            2,839               4,185              1,672

PROVISION FOR INCOME TAXES (Note 10)                                1,289               2,308                922
                                                               ----------          ----------          ---------
INCOME BEFORE MINORITY INTEREST                                     1,550               1,877                750

MINORITY INTEREST                                                      -                   -                 118
                                                               ----------          ----------          ---------

NET INCOME                                                     $    1,550          $    1,877          $     632
                                                               ==========          ==========          =========

NET INCOME PER COMMON SHARE  (Note 12):

   Basic                                                         $.20               $.27                $.09
                                                                 ====               ====                ====
   Diluted                                                       $.18               $.26                $.09
                                                                 ====               ====                ====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING:
     Basic                                                      7,755,795           7,023,770          7,001,295
                                                                =========           =========          =========
     Diluted                                                    8,607,636           7,339,625          7,394,012
                                                                =========           =========          =========



                See notes to consolidated financial statements

                         X-CEED, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                   (Note 11)

                                               Common Stock
                                               30,000,000 Shares                Preferred Stock
                                        $.01 Par Value       $.08 Par Value     125,000 Shares
                                     -------------------    ----------------    ---------------
                                                     Par                           Additional    (Loss) Gain
Earnings/                                       Treasury                 Par        Paid-in     on Marketable
                                       Shares      Value       Shares  Value        Capital       Securities     Compensation
                                     ----------- ----------   ------   -----     --------------  ------------   --------------
Total

Balance, September 1, 1995             6,824,180   $  68        -     $   -       $ 10,143         $  548           $   -

Transfer of shares in subsidiary
   to minority shareholder                    -       -         -         -           (123)            -                -
Issuance of stock by subsidiary
   for services                               -       -         -         -            103             -                -
Exercise of options/rights               196,000       2        -         -             40             -                -
Marketable securities valuation
   adjustment (Note 5)                        -       -         -         -             -            (241)              -
Net income                                    -       -         -         -             -              -                -
                                     -----------   -----    ------    ------      --------         ------           ------

Balance, August 31, 1996               7,020,180      70        -         -         10,163            307               -

Exercise of options/rights                23,000      -         -         -             48             -                -
Marketable securities valuation
   adjustment (Note 5)                        -       -         -         -             -             (91)              -
Net income                                    -       -         -         -             -              -                -
                                     -----------   -----    ------    ------      --------         ------           ------

Balance, August 31, 1997               7,043,180      70        -         -         10,211            216               -

Exercise of options/warrants           1,983,873      20        -         -          5,927             -                -
Marketable securities valuation
   adjustment (Note 5)                        -       -         -         -             -            (243)              -
Purchase of 5,000 shares
   of treasury stock                          -       -         -         -             -              -                -
Issuance of stock options for
   services (Note 11)                         -       -         -         -            282             -              (262)
Amortization of unearned
   compensation                               -       -         -         -             -              -               150
Issuance of stock in connection
   with Reset merger (Note 3)          1,250,000      13        -         -          6,237             -                -
Net income                                    -       -         -         -             -              -                -
                                     -----------   -----    ------    ------      --------         ------           ------

Balance, August 31, 1998              10,277,053   $ 103        -     $   -       $ 22,657         $  (27)          $ (112)
                                     ===========   =====    ======    ======      ========         ======           ======


                                                         Net
                                                         Retained
Earnings/                                                Unearned
                                        (Deficit)        Stock         Total
                                        ---------       -----------    -----
Total

Balance, September 1, 1995               $   (417)       $ (56)    $  10,286

Transfer of shares in subsidiary
   to minority shareholder                     -            -           (123)
Issuance of stock by subsidiary
   for services                                -            -            103
Exercise of options/rights                     -            -             42
Marketable securities valuation
   adjustment (Note 5)                         -            -           (241)
Net income                                    632           -            632
                                         --------        -----     ---------

Balance, August 31, 1996                      215          (56)       10,699

Exercise of options/rights                     -            -             48
Marketable securities valuation
   adjustment (Note 5)                         -            -            (91)
Net income                                  1,877           -          1,877
                                         --------        -----     ---------

Balance, August 31, 1997                    2,092          (56)       12,533

Exercise of options/warrants                   -            -          5,947
Marketable securities valuation
   adjustment (Note 5)                         -            -           (243)
Purchase of 5,000 shares
   of treasury stock                           -           (15)          (15)
Issuance of stock options for
   services (Note 11)                          -            -             20
Amortization of unearned
   compensation                                -            -            150
Issuance of stock in connection
   with Reset merger (Note 3)                  -            -          6,250
Net income                                  1,550           -          1,550
                                         --------        -----     ---------

Balance, August 31, 1998                 $  3,642        $ (71)    $  26,192
                                         ========        =====     =========


                See notes to consolidated financial statements

                         X-CEED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                     Years Ended
                                                                                     August 31,
                                                                     -----------------------------------------
                                                                       1998             1997              1996
                                                                     --------         ---------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  1,550         $   1,877         $    632
                                                                     --------         ---------         --------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       (Gain) loss on sale of marketable securities                      (522)               20             (598)
       Gain on sale of equipment                                           (9)               -                (4)
       Loss on impairment of notes receivable                              -                100              325
       Provision for losses on accounts receivable                          4                27              311
       Minority interest in net earnings                                   -                 -               118
       Non-cash compensation                                              170                -                45
       Depreciation and amortization                                      351               461              540
       Deferred income taxes                                             (135)              451              543
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                         (1,166)              575           (2,663)
           Inventories                                                    342              (262)              11
           Program costs and earnings in excess of billings            (1,248)           (1,775)              68
           Prepaid expenses and other current assets                     (527)              (53)            (134)
           Other assets                                                  (105)               32              (56)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                        1,435               771            1,350
           Income taxes payable                                          (358)              139             (600)
           Customer billings in excess of program costs                    95            (1,208)           1,403
           Accrued lease liability                                         11                22             (126)
           Deferred revenues                                              587                -                -
           Other current liabilities                                       -                (15)             (20)
                                                                     --------         ---------         --------
       Total adjustments                                               (1,075)             (715)             513
                                                                     --------         ---------         --------
       Net cash provided by operating activities                          475             1,162            1,145
                                                                     --------         ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in marketable securities                                  (741)              (27)             (71)
   Divestiture of consolidated affiliate                                   -                 -            (3,128)
   Proceeds from sale of marketable securities                          1,527               138              749
   Repayments from shareholders                                            -                 -                75
   (Increase) decrease in notes receivable                                 -               (100)             150
   Proceeds from sale of property and equipment                            10                13               15
   Cash acquired from acquisition of business                              44                -                -
   Acquisition of property and equipment                                 (207)             (150)            (237)
                                                                     --------         ---------         --------
       Net cash provided by (used in) investing activities                633              (126)          (2,447)
                                                                     --------         ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                   (49)              (39)             (39)
   Repayment of notes payable                                              -             (1,065)              -
   Proceeds from notes payable                                             -                 -             1,065
   Advances (to) from affiliate                                          (432)              (83)              89
   Purchase of treasury stock                                             (15)               -                -
   Proceeds from the exercise of warrants and options                   5,947                48               43
                                                                     --------         ---------         --------
       Net cash provided by (used in) financing activities              5,451            (1,139)           1,158
                                                                     --------         ---------         --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 6,559              (103)            (144)

CASH AND CASH EQUIVALENTS, beginning of year                            7,230             7,333            7,477
                                                                     --------         ---------         --------
CASH AND CASH EQUIVALENTS, end of year                               $ 13,789         $   7,230         $  7,333
                                                                     ========         =========         ========


                See notes to consolidated financial statements

                         X-CEED, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED AUGUST 31, 1998
                (in thousands, except share and per share data)

1.     Organization and Nature of Operations:

       X-Ceed, Inc. and Subsidiaries (the "Company") provides solutions to critical business issues of corporate customers through the development and application of performance improvement programs. The Company also provides travel management services, including reservations and ticketing, to major U.S. corporations and also designs and implements training and communication programs in the health care field as well as producing and marketing products for patient education. In addition, the Company manufactures emergency first aid fire blankets for burns and a line of burn dressings through its Water-Jel First Aid division.

       During fiscal 1998, Company management decided on strategic acquisitions designed to let the Company evolve as a fully integrated marketing and communications company with Internet and interactive services at its core. The acquired companies were selected to be compatible and complementary to the Company's primary existing operations, specifically The Performance Group and TheraCom, as well as to each other, thus affording the Company the opportunity to participate in the rapidly expanding Internet and interactive business sector (see Notes 3 and 19).

2.     Summary of Significant Accounting Policies:

       a. Principles of consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

          On April 1, 1996, the Company's majority interest in X-Ceed Atlanta was reduced to 50%, as a result of a compensatory stock award to the minority shareholder. Accordingly, effective April 1, 1996, the Company's investment is being accounted for under the equity method. Under this accounting, the investment is increased or decreased by the Company's share of earnings or losses after dividends.

       b. Revenue recognition

          For long-term performance improvement contracts, the percentage-of-completion method is used, whereby revenue, and related costs, are recognized as work on the contract progresses. The Company bills clients in advance for group recognition travel programs and seminars and records such deposits on the balance sheet as customer billings in excess of program costs.

          Revenue from the corporate travel management division is recognized upon the ticketing of the related flights.

       c. Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

       d.  Investments in marketable securities

           Equity securities having readily determinable fair values and all investments in debt securities are classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as 'held-to-maturity securities' and reported at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as 'trading securities' and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as 'available-for-sale securities' and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity. A decline in the market value of any available-for sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

       j.  Research and product development costs

           Research and product development costs, consisting of salaries and materials related to software development, are expensed as incurred.

       k. Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to accounts receivable and inventory valuation allowances, recoverability of goodwill and revenues and costs on percentage of completion contracts. Actual results could differ from those estimates.

       l.  Advertising costs

           Advertising costs are charged to operations when the advertising first takes place.

       m.  Statement of cash flows

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       n. Net income per common share and per common and common equivalent share

           In the second quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. The reconciliation for the years ended August 31, 1998, 1997 and 1996, are as follows:

       n. Net income per common share and per common and common equivalent share (Cont'd)

                                                                          Year Ended August 31, 1998
                                                             ---------------------------------------------------
                                                               Income             Shares               Per Share
                                                             ---------------------------------------------------
           Basic EPS                                         $   1,550             7,755,795             $ .20
           Effect of dilutive securities'
              common stock options                                                   851,841               .02
                                                             ---------          ------------             -----

                  Diluted EPS                                $   1,550             8,607,636             $ .18
                                                             =========          ============             =====

                                                                          Year Ended August 31, 1997
                                                             ---------------------------------------------------
                                                               Income             Shares               Per Share
                                                             ---------------------------------------------------
           Basic EPS                                         $   1,877             7,023,770             $ .27
           Effect of dilutive securities'
              common stock options                                                   315,855               .01
                                                             ---------          ------------             -----

                  Diluted EPS                                $   1,877             7,339,625             $ .26
                                                             =========          ============             =====

                                                                           Year Ended August 31, 1996
                                                             ---------------------------------------------------
                                                               Income             Shares               Per Share
                                                             ---------------------------------------------------
           Basic EPS                                           $   632             7,001,295             $ .09
           Effect of dilutive securities'
              common stock options                                                   392,717              -
                                                               -------          ------------             -----

                  Diluted EPS                                  $   632             7,394,012             $ .09
                                                               =======          ============             =====


       o.  New accounting pronouncements

           Recent accounting pronouncements issued by the Financial Accounting Standards Board, which the Company is not required to adopt at this time include Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' ("SFAS 130"), Statement of Financial Accounting Standards No. 131, 'Disclosure About Segments of an Enterprise' ("SFAS 131") and Statement of Financial Accounting Standard No. 132, 'Disclosure About Pensions and Other Postretirement Benefits' ("SFAS 132"). The Company intends to comply with the disclosure requirements of SFAS 130, SFAS 131 and SFAS 132 and does not expect these pronouncements to have a material effect on the Consolidated Financial Statements.

       p.  Reclassifications

           Certain reclassifications have been made to the financial statements for the year ended August 31, 1997 and 1996 to conform with the classifications used in 1998.

3.     Business Combination:

       On August 29, 1998, the Company purchased all of the common stock of Reset, Inc. ("Reset"). In the transaction, accounted for as a purchase, the Company issued 1,250,000 shares of common stock for a purchase price of $6,250. In addition, as consideration for services rendered in connection with the transaction, the Company agreed to grant a consultant 18,230 shares of common stock. The excess purchase price over the estimated fair value of the net assets was $6,088 and will be amortized using the straight-line method over its estimated useful life.

       Subsequent to year end, the Company entered into two additional business combinations (see Note 19).

       The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on September 1, 1996:

                                             Years Ended August 31,
                                           --------------------------
                                           1998                  1997
                                           ----                  ----

       Revenues                        $  61,103             $  63,547
       Net earnings                        1,566                 1,564


                                             Years Ended August 31,
                                           --------------------------
                                           1998                  1997
                                           ----                  ----
       Net earnings per share:
         Basic                             $.18                  $.19
                                           ====                  ====
         Diluted                           $.16                  $.18
                                           ====                  ====

       The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

4.     Inventories:

       Inventories consists of the following:

                                                     August 31,
                                             --------------------------
                                             1998                  1997
                                             ----                  ----

       Raw materials                       $    612              $    401
       Finished goods                           410                   963
                                           --------              --------

                                           $  1,022              $  1,364
                                           ========              ========

5.     Investment in Marketable Securities:

       Marketable equity securities, which are classified as available-for-sale securities, are valued at the fair value of the securities and the unrealized gain (loss) on the securities, net of income taxes, is reflected in stockholders' equity. During the years ended August 31, 1998 and 1997, the net change in the valuation adjustment on marketable securities classified as available-for-sale amounted to $(243) and $(91), respectively.

       The carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate values were as follows:

                                                                       Gross                             Gross
                                                                       Unrealized                        Unrealized
       August 31, 1998                                Cost             Gains            Losses           Fair Value
       ---------------                               -----------       -----------      -----------      ----------
       Securities available-for-sale
         equity investments                          $   170           $   -            $       (73)     $       97
                                                     =======           ========         ===========      ==========


                                                                       Gross                             Gross
                                                                       Unrealized                        Unrealized
       August 31, 1997                                Cost             Gains            Losses           Fair Value
       ---------------                               -----------       -----------      -----------      ----------
       Securities available-for-sale
         equity investments                          $   422           $   347          $       (11)     $      758
                                                     =======           =======          ===========      ==========



6.     Property and Equipment:

       Property and equipment, at cost, consists of the following:

                                                                August 31,
                                                         ----------------------
                                                           1998          1997
                                                           ----          ----
       Machinery and equipment                           $  2,490      $  2,120
       Furniture and fixtures                                 457           522
       Software                                               175           153
       Transportation equipment                                61            56
       Leasehold improvements                               1,031           916
                                                         --------      --------
                                                            4,214         3,767
       Less accumulated depreciation and amortization       2,681         2,413
                                                         --------      --------

                                                         $  1,533      $  1,354
                                                         ========      ========

7.     Due From Officer:

       Due from officer represents a loan to the Company's Co-Chairman. The loan bears interest at 7% and, is payable in annual installments of $100, first applied to accrued interest, with the balance applied to reduce the principal. The remaining unpaid principal and any accrued interest is payable in full in December 2016.

8.     Accounts Payable and Accrued Expenses:

       Accounts payable and accrued expenses consist of the following:

                                                                August 31,
                                                         ----------------------
                                                           1998          1997
                                                           ----          ----
       Accounts payable and accrued expenses             $  3,157      $  1,187
       Accrued payroll and related costs                    1,625         1,099
       Accrued commissions                                  1,011         1,756
                                                         --------      --------
                                                         $  5,793      $  4,042
                                                         ========      ========

9.     Credit Facility:

       The Company has available a credit facility with its bank, which
provides for a $600 term loan bearing interest at    % above the bank's prime
rate, and a line of credit facility of $2,500 bearing interest at the bank's prime rate. As of August 31, 1998, $558 remains available under the term loan facility. Outstanding letters of credit under the credit facility approximated $482 as of August 31, 1998. In addition, the agreement provides for a foreign exchange line, to hedge against fluctuations in foreign countries, in the amount of $2,000. The facility contains various covenants pertaining to the maintenance of certain financial ratio restrictions and expires in December 1998.

       In view of the acquisitions discussed in Note 1, the Company and its bank are presently evaluating its credit facility.

10.    Income Taxes:

       The Company files a Consolidated U.S. Federal Income Tax return that includes all 80% or more owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on applicable laws.

       The provision (benefit) for income taxes is comprised of the following:

                                              Years Ended August 31,
                                     ------------------------------------------
                                       1998              1997             1996
                                     ---------         --------          ------
       Current:
         Federal                     $     980         $  1,200          $   46
         States                            444              657             333
                                     ---------         --------          ------
                                         1,424            1,857             379
                                     ---------         --------          ------

                                              Years Ended August 31,
                                     ------------------------------------------
                                       1998              1997             1996
                                     ---------         --------          -----
       Deferred:
         Federal                           (55)             395             414
         States                            (80)              56             129
                                     ---------         --------          ------
                                          (135)             451             543
                                     ---------         --------          ------

                                     $   1,289         $  2,308          $  922
                                     =========         ========          ======

       The Company's provisions for income taxes reflects benefits from the utilization of net operating loss carryforwards of approximately $386 and $802 for the years ended August 31, 1997 and 1996, respectively.

       The net deferred tax amounts included in the financial statements consist of the following:

                                                                August 31,
                                                            ------------------
                                                            1998         1997
                                                            ----         ----
       Deferred tax assets:
         Depreciation                                     $  118         $  107
         Accrued expenses                                     -              42
         Accrued lease obligation                            402            343
         Accounts receivable                                  10             63
         Amortization                                         -              38
         Deferred revenue                                    270             -
         Stock compensation                                   78             -
         Unrealized loss on marketable securities             34             -
         Other                                                 6             64
                                                          ------         ------
                                                             918            657
                                                          ------         ------

       Deferred tax liabilities :
         Unrealized gain on marketable
           securities                                         -            (120)
         Investment in subsidiary                           (307)          (265)
         Deferred commissions                               (113)           (84)
                                                          ------         ------
                                                            (420)          (469)
                                                          ------         ------

       Net deferred income taxes                          $  498         $  187
                                                          ======         ======

       The Company's effective tax rates on earnings differs from the Federal Statutory regular tax rate as follows:

                                                                              Years Ended
                                                                               August 31,
                                                       --------------------------------------------------------
                                                            1998                  1997                  1996
                                                       --------------        -------------         ------------
       Federal statutory rate                                34.0%                 34.0%                 34.0%
       State taxes, net of federal benefit                   10.0                  15.0                  15.0
       Adjustment of prior years' accrual                     2.8                   6.0                  17.3
       Reduction of valuation allowance                       -                     -                   (17.9)
       Federal income tax credits                            (2.8)                 (1.5)                 (3.0)
       Permanent differences                                  2.4                   1.7                  12.1
       Other                                                 (1.0)                   -                   (2.4)
                                                            -----                 -----                 -----

                                                             45.4%                 55.2%                 55.1%
                                                            =====                ======                ======


11.    Stockholders' Equity:

       a.  Stock options

           (i) The Company adopted incentive stock option plans in various years from 1990 through 1998 which provide for the granting of options to employees, officers, directors, and others who render services to the Company. Under these plans, options to purchase not more than 2,687,500 shares of common stock may be granted, at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value for non-qualified options. Options expire at various dates through March 1, 2008.

       The following table summarizes the status of stock options outstanding under the plans:

                                              Number of             Option
                                               Shares               Prices
                                              ---------             ------
       Outstanding, September 1, 1995           187,500               $1.52
       Granted                                  500,000               $2.19
       Exercised                                 (5,000)              $1.52
       Canceled and expired                     (56,000)          $1.52 - $2.19
                                              ---------

       Outstanding, August 31, 1996             626,500           $1.52 - $2.32

       Granted                                   32,500               $2.00
       Exercised                                (22,000)          $1.52 - $2.32
       Outstanding, August 31, 1997             637,000           $1.52 - $2.32
       Granted                                  950,000           $3.44 - $7.19
       Exercised                                (58,250)          $1.52 - $2.19
                                              ---------

       Outstanding, August 31, 1998           1,528,750           $1.52 - $7.19
                                              =========

       Exercisable                            1,215,625           $1.52 - $7.19
                                              =========

           (ii) Options to acquire approximately 72,000 shares of the Company's common stock at $1.52 per share under a non-qualified stock option plan, were outstanding as of August 31, 1998.

       a.  Stock options  (Cont'd)

           (iii) In October 1994, the Company issued non-qualified options to acquire 420,000 shares of common stock to its officers, directors and certain legal counsel. The exercise price of these options are $1.52 and expire in October 2004.

                 In July 1998, the Company granted an officer an option to acquire 1,000,000 shares of common stock (see Note 15).

                 In 1998, the Company issued 200,000 options to consultants which resulted in compensation expense approximating $282,000.

           (iv) The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the year ended August 31, 1998, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                            As            Pro
                                                         Reported        Forma
                                                         --------        -----
                 Net income                                $1,550        $1,189
                 Basic earnings per share                     .20          .15
                 Diluted earnings per share                   .18          .14

                 The effect on the Company's 1997 and 1996 net income and net income per share would have been immaterial.

                 The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended August 31, 1998, 1997 and 1996: expected volatility of .78; risk free interest rate averaging 5.9%, and expected life of one year.

                 The weighted-average grant-date fair value of options granted for the years ended August 31, 1998 and 1997 were $2.74 and $1.52, respectively. In addition, there were 4,178,185 options at a weighted-average per share exercise price of $4.63 per option exercisable at August 31, 1998.

                 The weighted-average exercise price and remaining contractual life of options outstanding at August 31, 1998 is $4.74 and 1.8 years, respectively.

       b.  Warrants

           In connection with a second public offering of its securities in November 1988, the Company issued Class A warrants. Each Class A warrant entitles the holder to receive one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitles the holder to purchase one share of common stock for an exercise price of $6.00 per share.

           During fiscal year 1998, holders of Class A warrants exercised approximately 1,690,000 warrants prior to the extended expiration date of April 30, 1998. On May 7, 1998, the Company extended the expiration date of the Class B warrants until September 30, 1999.

           In addition, the underwriter for the second offering holds 176,795 Class B warrants.

       c.  Common shares reserved

           Common shares reserved at August 31, 1998, are as follows:

           Incentive stock option plans                             1,592,750
           Non-qualified stock option plan                             71,875
           Class B Warrants                                         1,765,398
           Underwriters' units                                        176,795
           Key employees' units                                     1,420,000
           Consultant's units                                         200,000
                                                                   ----------

                                                                    5,226,818

       d.  Capitalization

           During fiscal 1998, the Company amended its Certificate of Incorporation and increased the amount of authorized common stock from 12,500,000 to 30,000,000 and changed the par value of the stock from $.08 to $.01. All references to the par value of common stock outstanding have been restated to reflect the new par value.

12.    Loss on Impairment of Notes Receivable:

       The Company has reduced the carrying value of notes receivable to reflect the diminution of their value caused by the financial instability of the borrowers. The reductions resulted in a charge to operations of $100 and $325 in the years ended August 31, 1997 and 1996, respectively. The note reduced in 1997 was due from a company affiliated with a director/officer of the Company.

13.    Business Segments:

       The Company's major operations are in Corporate Communication, Travel Management Services and First Aid Products.

       The Corporate Communications Group provides solutions for critical business issues to corporate customers based on management techniques coupled with award programs, while the Medical Communications division designs and implements seminars for training health care professionals and produces and markets patient education programs. The Travel Management Services segment provides corporate travel management and consulting services. The First Aid Products segment manufacturers and markets products which consist of a proprietary burn care line and a line of generic creams and ointments to the industrial marketplace and on a limited basis to consumer markets.

       Revenues, operating income, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below.

                                               Years Ended August 31,
                                       ----------------------------------------
                                          1998           1997            1996
                                          ----           ----            ----
       Revenue:
         First Aid Products            $    5,940      $   5,296      $   4,223
         Travel Management Services        10,988         11,571         10,811
         Corporate Communications          42,270         46,018         39,830
                                       ----------      ---------      ---------

                                       $   59,198      $  62,885      $  54,864
                                       ==========      =========      =========

                                                Years Ended August 31,
                                       ----------------------------------------
                                         1998            1997            1996
                                         ----            ----            ----
       Operating (Loss) Income:
         First Aid Products            $     836       $    696       $   (108)
         Travel Management Services          337            937            801
         Corporate Communications            427          2,291            526
                                       ---------       --------       --------

                                       $   1,600       $  3,924       $  1,219
                                       =========       ========       ========

       Capital Expenditures:
         First Aid Products            $     152       $     89       $     52
         Travel Management Services            5             23             85
         Corporate Communications             50             37            100
                                       ---------       --------       --------

                                       $     207       $    149       $    237
                                       =========       ========       ========

       Depreciation and Amortization:
         First Aid Products            $     240       $    303       $    364
         Travel Management Services           61             75             67
         Corporate Communications             50             83            109
                                       ---------       --------       --------

                                       $     351       $    461       $    540
                                       =========       ========       ========

       Identifiable assets pertaining to the industries are as follows:

                                                               August 31,
                                                       ------------------------
                                                          1998           1997
                                                          ----           ----
       First Aid Products                              $   2,602      $   3,172
       Travel Management Services                          1,153          1,219
       Corporate Communications                            9,764          5,042
       General corporate assets                           21,197          9,367
                                                       ---------      ---------

                                                       $  34,716      $  18,800
                                                       =========      =========

14.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at August 31, 1998 and 1997 approximates fair value.

15.    Commitments and Contingencies:

       a.  Lease commitment

           The Company conducts its operations from leased space in various locations throughout the United States. These leases (classified as operating leases) expire at various dates through June 2008. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

       a.  Lease commitment  (Cont'd)

           As of August 31, 1998, future net minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                       Year Ending
                       August 31,
                       -----------
                          1999                                        $    850
                          2000                                             806
                          2001                                             782
                          2002                                             799
                          2003                                             636
                       Thereafter                                        3,010

           Rental expense approximated $861, $866 and $956 for the years ended August 31, 1998, 1997 and 1996, respectively.

           The Company recognizes rent expense on its leases on a straight-line basis. The excess of rent expense on a straight-line basis over the rental payments made, is recorded as an accrued liability.

       b.  Employment agreements

           The Company is party to employment and consulting agreements with officers/ consultants which provide for minimum annual salaries. Certain agreements provide for incentive bonuses based upon divisional profitability and also include a one-time compensation payment of three times the current annual compensation in the event of a change in corporate control, as defined.

           One of the agreements provides for a $960 signing bonus, to be paid in 12 equal installments commencing July 1998. In addition, the employee was granted an option, expiring in July 2008, to acquire 1,000,000 shares of common stock at an exercise price of $6.00 per share. In the event of exercise by the employee, the agreement provides for certain restrictions on the sale or transferability of the shares.

           The aggregate minimum commitment under these agreements are as follows:

                       Year Ending
                       August 31,
                       -----------
                          1999                                        $  2,710
                          2000                                           1,862
                          2001                                           1,780
                          2002                                             882
                          2003                                             250
                       Thereafter                                          250

       c.  Retirement plan

           The Company maintains a retirement plan which is a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 15% of their earnings. The Company will match 10% of the first 6% of the employee's contribution. The Company's contribution approximated $17, $14 and $22 for the years ended August 31, 1998, 1997 and 1996, respectively.

       d.  Vendor agreement

           During 1998, the Company entered into a five year contract with a vendor to provide terminals and software for airline ticketing. In connection with this agreement, the Company was paid a $750 fee to use the vendor exclusively for this function. The Company is amortizing the fee over the life of contract.

       e.  Litigation:

           The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

16.    Major Customers:

       Revenues from one customer approximated 33%, 33% and 24% of total revenues for the years ended August 31, 1998, 1997 and 1996, respectively. Revenues from another customer approximated 21% and 20% of total revenues for the years ended August 31, 1997 and 1996, respectively.

17.    Advertising Costs:

       Included in selling, general and administrative expenses are advertising costs of $301, $203 and $284 for the years ended August 31, 1998, 1997 and 1996, respectively.

18.    Supplemental Disclosures of Cash Flow Information:

                                            Years Ended August 31,
                                 --------------------------------------------
                                   1998              1997               1996
                                 ---------         --------            -----
       Interest paid             $      13         $     81            $  126
                                 =========         ========            ======
       Income taxes paid         $   1,719         $  1,384            $  584
                                 =========         ========            ======

       During the year ended August 31, 1998, the Company issued 1,250,000 shares of common stock in connection with the Reset merger and stock options in exchange for services approximating $282.

19.    Subsequent Events:

       On September 9, 1998, the Company completed a Plan of Merger with Mercury Seven, Inc., a company engaged in the business of Internet consulting, marketing and development in creating Internet-based businesses. In exchange for all of the issued and outstanding stock of Mercury Seven, Inc., the Company issued 1,073,333 shares of restricted common stock having a market value of $8,050, together with cash consideration of $1,500. In addition, the Company entered into employment contracts with certain employees of Mercury Seven, Inc.

       On September 14, 1998, the Company completed a Plan of Merger with Zabit and Associates, Inc. and Affiliate ("Zabit"), a company engaged in corporate communications. In exchange for all of the issued and outstanding stock of Zabit, the Company issued 2,258,724 shares of restricted common stock having a market value of $18,070 and notes totaling $6,730, together with cash consideration of $5,200. In addition, the Company entered into employment contracts with certain employees of Zabit.

       The stock consideration of $18,070 included $5,000 of common stock issued to Zabit shareholders/ employees in connection with future services to be provided.

       The Company will account for these acquisitions under the purchase method of accounting.