Form 10-Q
period 1998-11-30
X CEED INC
filed 1999-01-15
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ____________

Commission file number 0-13049
                       -------

                                  X-CEED, INC.
-------------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its charter)

           NEW YORK                                           13-3006788
---------------------------------                       -----------------------
 (State or other jurisdiction of                           (I.R.S.Employer
  incorporation or organization)                          Identification No.)

 488 MADISON AVENUE, NEW YORK, NEW YORK   10022

--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)

         (212) 419-1200

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

Yes   X      No
     ---        ----

                          APPLICABLE ONLY TO ISSUERS INVOLVED IN
                             BANKRUPTCY PROCEEDINGS DURING THE
                                    PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No
    ----    ----

                          APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,795,092 as of January 11, 1999

                           X-CEED, INC. AND SUBSIDIARIES
                                       INDEX




PART I

  ITEM 1.  Financial Information                                        Page No.


   Consolidated balance sheets
   November 30, 1998 and August 31, 1998. . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Three Months Ended November 30, 1998 and 1997 . . . . . . . . . . .    4

   Consolidated statements of cash flows
    Three Months Ended November 30, 1998 and 1997 . . . . . . . . . . .    5

   Notes to consolidated financial statements . . . . . . . . . . . . .   6-7

 ITEM 2.  Management's Discussion and Analysis of
          the Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . .  8-10


PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . 11-12

 Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                        X-CEED, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


        ASSETS                                                                                NOVEMBER 30,                AUGUST 31,
                                                                                                  1998                      1998
                                                                                              (unaudited)
   CURRENT ASSETS:
      Cash and cash equivalents                                                                  $5,647                   $13,789
      Investment in marketable securities                                                           157                        97
      Accounts receivable, net of allowance for
        doubtful accounts of $154 at November 30, 1998 and August 31, 1998                        9,780                     5,325
      Program costs and earnings in excess of customer billings                                   1,791                     3,287
      Inventories                                                                                 1,077                     1,022
      Prepaid expenses and other current assets                                                   1,236                       861
      Deferred income taxes                                                                         169                        14
                                                                                           -------------             ------------
           Total current assets                                                                  19,857                    24,395

   PROPERTY AND EQUIPMENT, net                                                                    2,636                     1,533
   DUE FROM OFFICER                                                                               1,223                     1,223
   GOODWILL, net                                                                                 36,669                     6,088
   TRADEMARKS, net                                                                                3,147                         -
   DEFERRED INCOME TAXES                                                                            648                       484
   OTHER ASSETS                                                                                   1,129                       993
                                                                                           ------------              ------------
                                                                                                $65,309                   $34,716
                                                                                           ============              ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                      $5,565                    $5,793
      Current portion of long-term debt                                                           1,037                        41
      Income taxes payable, current                                                                   -                       219
      Customer billings in excess of program costs                                                2,288                     1,009
      Notes payable                                                                               4,800                         -
                                                                                           ------------              ------------
             Total current liabilities                                                           13,690                     7,062
                                                                                           ------------              ------------

   LONG-TERM DEBT                                                                                 2,475                         -
                                                                                           ------------              ------------
   INCOME TAXES PAYABLE                                                                             720                         -
                                                                                           ------------              ------------
   ACCRUED LEASE OBLIGATIONS                                                                        875                       875
                                                                                           ------------              ------------
   DEFERRED REVENUES                                                                                578                       587
                                                                                           ------------              ------------

   STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, authorized 30,000,000 shares;
         13,702,695 and 10,277,053 issued and outstanding, respectively                             137                       103
      Preferred stock, $.05 par value; authorized 1,000,000
        shares; -0- issued and outstanding                                                            -                         -
      Net unrealized (loss) on marketable securities                                                (33)                      (27)
      Additional paid-in capital                                                                 49,040                    22,657
      Unearned compensation                                                                      (4,442)                     (112)
      Retained earnings                                                                           2,340                     3,642
                                                                                           ------------              ------------
                                                                                                 47,042                    26,263
      Treasury stock, at cost; 15,000 and 15,000 shares, respectively                               (71)                      (71)
                                                                                           ------------              ------------
                                                                                                 46,971                    26,192
                                                                                           ------------              ------------
                                                                                                $65,309                   $34,716
                                                                                           ============              ============

               See notes to consolidated financial statements.

                        X-CEED, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                      NOVEMBER 30,
                                                                                     -------------------------------------------
                                                                                           1998                   1997
                                                                                           ----                   ----

REVENUES, net                                                                              $11,288                $10,282
                                                                                      ------------          -------------

COST AND EXPENSES:
  Cost of revenues                                                                           6,085                  5,189
  Selling, general and administraive                                                         5,827                  4,320
  Research and Product Development                                                             113                    205
  Amortization                                                                               1,126                      -
                                                                                      ------------          -------------
                                                                                            13,151                  9,714
                                                                                      ------------          -------------


OPERATING (LOSS) INCOME                                                                     (1,863)                   568
                                                                                      ------------          -------------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                                                109                    121
   Interest expense                                                                            (49)                    (2)
   Gain on sale of investment in marketable securities                                           5                    347
   Equity gain (loss) on investment                                                             11                    (44)
                                                                                      ------------          -------------
                                                                                                77                    421
                                                                                      ------------          -------------


(LOSS) INCOME BEFORE INCOME TAXES                                                           (1,786)                   989

INCOME TAX (BENEFIT) PROVISION                                                                (556)                   544
                                                                                      ------------          -------------

NET (LOSS) INCOME                                                                           ($1,230)                 $445
                                                                                      =============         =============

NET (LOSS) INCOME PER COMMON SHARE
   Basic                                                                                     ($0.10)                $0.06
                                                                                      =============         =============
   Diluted                                                                                   ($0.10)                $0.06
                                                                                      =============         =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Basic                                                                              13,687,706             7,033,491
                                                                                      =============         =============
      Diluted                                                                            13,687,706             7,686,404
                                                                                      =============         =============


               See notes to consolidated financial statements.

                        X-CEED, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)

                                                                                               Three Months Ended
                                                                                                   November 30,
                                                                                           1998                   1997
                                                                                           ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                         ($1,302)                  $445
                                                                                       ------------          -------------
  Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Gain on sale of marketable securities                                                        (5)                  (347)
    Depreciation and amortization                                                             1,305                     66
    Deferred Income Taxes                                                                      (312)                  (154)
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                                     (2,038)                 (301)
     Inventories                                                                                (55)                   54
     Program costs and earnings in excess of billings                                         1,496                   (69)
     Prepaid expenses and other current assets                                                 (256)                   80
     Other assets                                                                               (94)                  (35)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                                   (1,440)                1,165
     Income taxes payable                                                                      (249)                  189
     Customer billings in excess of program costs                                             1,279                 2,137
     Deferred revenues                                                                          (39)                    -
                                                                                       ------------          -------------
Total adjustments                                                                              (408)                 2,785
                                                                                       ------------          -------------
    Net cash (used in) provided by operating  activities                                     (1,710)                 3,230
                                                                                       ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                                         (130)                     -
   Proceeds from sale of marketable securities                                                   62                    741
   Business acquisitions, net of cash acquired                                               (6,286)                     -
   Acquisition of property and equipment                                                       (234)                  (219)
                                                                                       ------------          -------------
      Net cash (used in) provided by  investing activities                                   (6,588)                   522
                                                                                       ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                        (141)                   (10)
   Advances to affiliate                                                                          -                   (293)
   Proceeds from excercise of warrants and options                                              297                      3
                                                                                       ------------          -------------
      Net cash provided by (used in) financing activities                                       156                   (300)
                                                                                       ------------          -------------

NET  (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                       (8,142)                 3,452
CASH AND CASH EQUIVALENTS - beginning of period                                              13,789                  7,230
                                                                                       ------------          -------------

CASH AND CASH EQUIVALENTS - end of period                                                    $5,647                $10,683
                                                                                       ============          =============


               See notes to consolidated financial statements.

                           X-CEED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 November 30, 1998
                                    (UNAUDITED)
                  (in thousands, except share and per share data)

1.       Basis of Quarterly Presentation:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended November 30, 1998.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-K as of August 31, 1998.

2.       Principle of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

         On April 1, 1996, the Company's majority interest in X-Ceed Atlanta was reduced to 50% as a result of a compensatory stock award to he minority shareholder. Accordingly, effective April 1, 1996, the Company's investment is being accounted for under the equity method. Under this accounting, the investment is increased or decreased by the Company's share of earnings or losses after dividends.

3.       Inventories consisted of the following:

                             November 30, 1998                   August 31, 1998
                             -----------------                   ---------------
                                (unaudited)
         Raw Materials            $  747                             $  612
         Finished goods              330                                410
                                   -----                              -----

                                  $1,077                             $1,022
                                   =====                              =====

4.       Supplemental Information - Statements of Cash Flow:

                                                         Quarter Ended
                                                          November 30,
                                                     1998             1997
         Interest paid........................       $ 49             $  2
                                                  =======           ======
         Income taxes paid....................       $291             $465
                                                  =======           ======

         During the three months ended November 30, 1998, the Company issued 3,332,057 shares of common stock in connection with the Mercury Seven, Inc. and Zabit & Associates, Inc. mergers.

5.       Earnings Per Share:

         During Fiscal 1998, The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per share." Basic earnings per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock using and warrants which are considered to be dilutive common stock equivalents. Treasury share have been excluded from the weighted average number of shares. Earnings per share have been retroactively restated to reflect FASB No. 128 for all prior periods presented.

         Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:

                                                    Three Months ended
                                                        November 30,
                                              1998                      1997
                                              ----                      ----
         Basic                             13,687,706                 7,033,491
         effect of dilutive
          securities                                -                   652,913
                                           ----------                 ---------
         Diluted                           13,687,706                 7,686,404
                                           ==========                 =========

6.       Income Taxes:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7.       Amortization:

         The amortization period of intangibles assets is as follows:

                  Goodwill                                       15 to 25 years
                  Trademarks                                         3 years
                  Unearned Compensation                              2 years

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
RESULTS OF OPERATIONS:

         During the quarter ended November 30, 1998 as part of the Company's ongoing effort to evolve its core business into a fully integrated marketing and communications company it acquired Mercury Seven, Inc. and Zabit & Associates by way of merger. The first of the acquisitions was Mercury Seven, Inc., a privately held company which was established in 1996. The Company paid a total consideration consisting of 1,073,333 shares of restricted common stock having a market value of $8,050 and cash of $1,500. Mercury Seven, Inc. is engaged in creating Internet-based business solutions for corporate clients. The second acquisition was Zabit & Associates, Inc., also a privately held company which was established in 1993. The Company paid a total consideration consisting of 2,258,724 shares of restricted common stock having a market value of $18,070 and the issuance of four notes totaling $6,670. In a separate transaction, the Company purchased all of the outstanding stock of Water Street Design, Inc., a company which was owned by the principals of Zabit & Associates, Inc. for $2,000 and the trade name and trademark of Zabit for $3,200 in cash. Zabit & Associates, Inc. is primarily engaged in advising companies and organizations in developing strategic communication solutions for employee, shareholder and customer information. Zabit & Associates is also engaged in providing marketing and public relations services.

         Net revenues for the three months ended November 30, 1998 and 1997, respectively, were $11,288 and $10,282 representing a 10% increase. During the current period the Performance Group experienced a decline in revenues of $3,100 as a result of a temporary discontinuance by one client of a certain incentive marketing and communications program. As of September 1, 1998, the Company was re-awarded this contract. The Company anticipates that revenues and gross profits will be favorably affected in the second and third quarters. The newly acquired divisions accounted for $4,200 in revenues during the current period which offset the decline in revenues from the Performance Group.

         Cost of revenues for the period ending November 30, 1998 was $6,085 as compared to $5,189 for the period ended November 30, 1997, representing 54% and 50% of net sales, respectively. The increase in cost of revenues during the current period is attributable to direct cost of project operations related to the newly acquired divisions. Selling, general and administrative expenses for the period ended November 30, 1998 were $5,827 as compared to $4,320 for the period ended November 30, 1997, representing 51% and 42% of net sales, respectively. The increase in selling, general and administrative expenses during the current period is a result of expenses which relate to the newly acquired divisions. In addition, during the current period, the Company's Performance Group incurred additional expenses for personnel cost for marketing.

         Research and product development expense of $113 was incurred during the three months ended November 30, 1998 in the development of E-Commerce ventures. Research and product development expense of $205 was incurred during the three months ended November 30, 1997 for the continued development of the Performance Group's Maestro software. Amortization expense during the three months ended November 30, 1998 was $1,126 primarily resulting from the goodwill and unearned compensation amortization related to the Company's newly acquired divisions which were not present in the corresponding prior period.

         Other income for the three months ended November 30, 1998 was ($25) as compared to $421 for the corresponding prior period. The corresponding prior period reflected a gain on sales of investments of $347 as compared to $5 for the current period.

         The Company's effective tax rate for the three months ended November 30, 1998 was (31%) as compared to 55% for the three months ended November 30, 1997. The increase in the effective tax rate is due to non-deductible goodwill in connection with the recent mergers that increased the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

         At November 30, 1998 the Company had working capital of $6,167 as compared to $17,333 at August 31, 1998. The decrease in working capital for the current period is a result of a decrease in cash and cash equivalent of $6,700 for the acquisitions of Mercury Seven, Inc. and Zabit & Associates, Inc. Also attributing to the decrease, is a note payable to the former principals of Zabit & Associates, Inc. for $4,800 which is payable on or before March 15, 1999. The Company at present is re-negotiating its credit facility with its lead bank. The current facility provides for a $600 term loan bearing interest at 1/2% over the bank's prime and a line of credit facility of $2,500 bearing interest at the bank's prime rate. In addition, the credit facility also provides for a foreign exchange line in the amount of $2,000 which may be used to hedge against fluctuations in foreign currency.

         The consolidated statement of cash flows for the period ended November 30, 1998 reflects net cash used in operating activities of $1,710 resulting from a net loss of $1,302, an increase in accounts receivable of $2,038 and an decrease in accounts payable and accrued expenses of $1,440. Cash used in investing activities was $6,588, resulting from business acquisitions of $6,286. Cash provided by financing activities approximated $156.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of January 13, 1999 the Company had approximately $10,110 in cash and cash equivalents.

                          PART II - OTHER INFORMATION

ITEM 1            -     Legal Proceedings


                  There is no material litigation currently pending against the Company, its officers or employees.

ITEM 2            -     Changes in Securities

         None

ITEM 3            -     Defaults on Senior Securities

         None

ITEM 4            -     Submission to a Vote of Security Holders

         None

ITEM 5            -     Other Information

         None

ITEM 6            -     Exhibits and Reports on Form 8-K
         (a) (2)(e)Agreement and Plan of Merger by and among X-ceed, Inc., X-ceed Merger, Inc., Mercury Seven, Inc. And the Shareholders of Mercury Seven, Inc. (1)

                  (2)(f)Certificate of Merger of Mercury Seven, Inc. Into X-ceed Merger, Inc. (1)

                  (2)(g)Agreement and Plan of Merger among X-ceed, Inc., Zabit & Associates, Inc. And the Shareholders named therein (1)

                  (2)(h)Certificate of Merger of Zabit & Associates, Inc. and the shareholders named therein (1)

                  (10)(j)Stock Purchase Agreement among X-ceed, Inc., William Zabit and Joyce Weslowski (1)

                  (10)(k)Purchase Agreement by and among X-ceed, Inc., William Zabit and Joyce Weslowski (1)

                  (10)(l)Employment Agreement of Scott Mednick (2) Employment Agreement of William Zabit (2)

         (b) (1)The Company's Current Report on Form 8-K, together with exhibits, dated September 17, 1998 and filed with the Commission on September 17, 1998.

                  (2)The Company's Current Report on Form 8-K/A, together with audited financial statements for Reset, Inc and Mercury Seven, Inc. and unaudited pro-forma combined financial statements, dated November 10, 1998 and filed with the Commission on November 10, 1998.

                  (3)The Company's Current Report of form 8-K/A, together with audited financial statements of Zabit & Associates, Inc. and affiliate and unaudited statements and pro-forma combined financial statements, filed with Commission on November 30, 1998.

                                 X-CEED, INC.

                              488 MADISON AVENUE

                             NEW YORK, N.Y. 10022

                             --------------------

                                FILE # 0-13049

                             --------------------

                                   SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   BY: /s/ Werner Haase
                                                       ------------------------
                                                       WERNER HAASE,
                                                       CEO





DATE: January 15, 1999