Form 10-Q
period 1999-02-28
XCEED INC
filed 1999-04-14
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1999

/ /      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049

                                   XCEED INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         NEW YORK                                              13-3006788
----------------------------------                         ---------------------
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                            Identification No.)

         488 MADISON AVENUE, NEW YORK, NEW YORK   10022

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

Yes   X      No ____
    ----
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,031,060 as of April 7, 1999

                           XCEED INC. AND SUBSIDIARIES
                                      INDEX

PART I

  ITEM 1.  Financial Information                              Page No.

   Consolidated balance sheets  . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Six and Three Months Ended
    February 28, 1999 and 1998  . . . . . . . . . . . . . . .    4

   Consolidated statements of cash flows
    Six Months Ended February 28, 1999 and 1998  .  . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-7

 ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .   8-9

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .    10

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .    11

                           XCEED INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                 ASSETS                                                          FEBRUARY 28,                AUGUST 31,
                                                                                    1999                       1998
                                                                                 (unaudited)
                                                                                 ------------                ----------
 CURRENT ASSETS:
   Cash and cash equivalents                                                       $20,775                   $13,789
    Investment in marketable securities                                                201                        97
   Accounts receivable, net of allowance for doubtful
     accounts of $154 at February 28, 1999 and August 31, 1998                      11,411                     5,325
   Program costs and earnings in excess of customer billings                         2,358                     3,287
   Inventories                                                                         906                     1,022
   Prepaid expenses and other current assets                                           939                       861
   Deferred income taxes                                                               162                        14
                                                                                  --------                  --------
       Total current assets                                                         36,752                    24,395

 PROPERTY AND EQUIPMENT, net                                                         2,986                     1,533
 DUE FROM OFFICER                                                                    1,223                     1,223
 GOODWILL, net                                                                      36,164                     6,088
 TRADEMARKS, net                                                                     3,120                         -
 DEFERRED INCOME TAXES                                                                 547                       484
 OTHER ASSETS                                                                        1,502                       993
                                                                                  --------                  --------
                                                                                   $82,294                   $34,716
                                                                                  ========                  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $6,981                    $5,793
   Current portion of long-term debt                                                 1,259                        41
   Income taxes payable, current                                                         -                       219
   Customer billings in excess of program costs                                      6,282                     1,009
   Notes payable                                                                     4,800                         -
                                                                                  --------                  --------
       Total current liabilities                                                    19,322                     7,062
                                                                                  --------                  --------
LONG-TERM DEBT                                                                       2,907                         -
                                                                                  --------                  --------
INCOME TAXES PAYABLE                                                                   750                         -
                                                                                  --------                  --------
ACCRUED LEASE OBLIGATIONS                                                              875                       875
                                                                                  --------                  --------
DEFERRED REVENUES                                                                      541                       587
                                                                                  --------                  --------


STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value, authorized 30,000,000 shares;
     15,866,693 and 10,277,053 shares issued and outstanding, respectively             159                       103
   Preferred stock, $.05 par value; authorized 1,000,000
    shares; -0- issued and outstanding                                                   -                         -
   Net unrealized gain on marketable securities                                        (29)                      (27)
   Additional paid-in capital                                                       60,646                    22,657
   Unearned compensation                                                            (4,398)                     (112)
   Retained earnings                                                                 2,357                     3,642
                                                                                  --------                  --------
                                                                                    58,735                    26,263
   Subscription receivable                                                            (765)                        -
   Treasury stock, 15,000 and 15,000 shares respectively                               (71)                      (71)
                                                                                  --------                  --------
                                                                                    57,899                    26,192
                                                                                  --------                  --------
                                                                                   $82,294                   $34,716
                                                                                  ========                  ========



                 See notes to consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 SIX MONTHS ENDED                THREE MONTHS ENDED
                                                   FEBRUARY 28,                    FEBRUARY 28,
                                              1999            1998             1999           1998
                                             -------         -------          -------        -------

REVENUES, net                                 $32,350         $26,155         $21,062         $15,873
                                         ------------    ------------    ------------    ------------

COST AND EXPENSES:
 Cost of revenues                              19,871          15,433          13,786          10,218
 Selling, general and administrative           11,860           8,651           6,212           4,428
 Research and development                         202             464              89             258
 Depreciation and amortization                  2,124             302             819             236
                                         ------------    ------------    ------------    ------------
                                               34,057          24,850          20,906          15,140
                                         ------------    ------------    ------------    ------------


OPERATING (LOSS) INCOME                        (1,707)          1,305             156             733
                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest and dividend income                    219             256             111             135
  Interest expense                               (327)             (7)           (178)             (5)
  (Loss) gain on sale of investment in
    marketable securities                          (6)            358             (11)             12
  Other                                           (42)             14             (53)             57
                                         ------------    ------------    ------------    ------------
                                                 (156)            621            (131)            199
                                         ------------    ------------    ------------    ------------



(LOSS) INCOME BEFORE INCOME TAXES              (1,863)          1,926              25             932

INCOME TAX (BENEFIT) PROVISION                   (578)          1,059               8             513
                                         ------------    ------------    ------------    ------------
NET (LOSS) INCOME                             ($1,285)           $867             $17            $419
                                         ============    ============    ============    ============


NET (LOSS) INCOME PER COMMON SHARE
  Basic                                        ($0.10)          $0.12           $0.00           $0.06
                                         ============    ============    ============    ============
  Diluted                                      ($0.10)          $0.11           $0.00           $0.06
                                         ------------    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
      Basic                                13,562,869       7,043,494      14,022,209       7,044,095
                                         ============    ============    ============    ============
      Diluted                              13,562,869       7,582,692      16,696,978       7,469,576
                                         ============    ============    ============    ============



                 See notes to consolidated financial statements.

                          XCEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                  Six Months Ended
                                                                                    February 28,
                                                                                   1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              ($1,285)       $867
                                                                                --------    --------
  Adjustment to reconcile net (loss) income to net cash
   provided by operating activities:
    Loss (gain) on sale of marketable securities                                       6        (358)
    Depreciation and amortization                                                  2,124         302
    Deferred tax benefit                                                            (148)       (249)
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                          (3,669)     (2,253)
     Inventories                                                                     116         239
     Program costs and earnings in excess of billings                                929         214
     Prepaid expenses and other current assets                                        41         122
     Other assets                                                                   (467)       (157)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                           (24)      1,586
     Income taxes payable                                                           (219)         87
     Customer billings in excess of program costs                                  5,273       2,505
     Deferred revenues                                                               (76)          -
                                                                                --------    --------
 Total adjustments                                                                 3,886       2,038
                                                                                --------    --------
    Net cash provided by operating  activities                                     2,601       2,905
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                              (285)        (96)
   Proceeds from sale of marketable securities                                       170         792
   Business acquisitions, net of cash acquired                                    (6,286)          -
   Acquisition of property and equipment                                            (397)       (297)
                                                                                --------    --------
      Net cash (used in) provided by  investing activities                        (6,798)        399
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                             (156)        (20)
   Proceeds from long-term debt                                                      179           -
   Advances to affiliate                                                               -        (305)
   Proceeds from excercise of warrants and options                                11,160           3
                                                                                --------    --------
      Net cash provided by (used in) financing activities                         11,183        (322)
                                                                                --------    --------

NET  INCREASE  IN CASH AND CASH EQUIVALENTS                                        6,986       2,982
CASH AND CASH EQUIVALENTS - beginning of period                                   13,789       7,230
                                                                                --------    --------
CASH AND CASH EQUIVALENTS - end of period                                        $20,775     $10,212
                                                                                ========    ========




                 See notes to consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28,1999
                                   (UNAUDITED)
                 (in thousands, except share and per share data)

1.       Basis of Quarterly Presentation:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended February 28, 1999.

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

3.       Supplementary Information - Statements of Cash Flow:

                                                     Six Months Ended
                                                       February 28,
                                                      1999             1998

         Interest paid..................            $  327           $    7
                                                    ======           ======
         Income taxes paid..............            $  361           $  945
                                                    ======           ======

4.       Stockholders' Equity:

         a. Common Stock

         During the six months ended February 28, 1999, the Company issued 3,332,057 shares of common stock in connection with the Mercury Seven, Inc. and Zabit & Associates, Inc. mergers.

         b. Warrants

         On January 21, 1999, the Company's board of directors voted unanimously to redeem the Company's outstanding Redeemable Class B warrants. A notice of redemption was sent to the holders on January 22, 1999. Under the terms, the warrant holders had until February 20, 1999 to exercise their warrants at an exercise price of $6 per share and receive one share of common stock. In the event a holder elected not to exercise, the Company would redeem the warrant by paying the holder a price of $.40 per warrant. As a result, the Company received $10,872 and issued 1,811,923 shares of common stock.

         c. Earnings Per Share

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

         Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:

                                          Six Months Ended       Three Months Ended
                                           February 28,             February 28,
                                         1999         1998        1999         1998
                                         ----         ----        ----         ----
         Basic                         13,562,869  7,043,494   14,022,209   7,044,095
         Effect of dilutive
          securities                        -        539,198    2,674,769     425,481
                                       ----------  ---------   ----------   ---------


         Diluted                       13,562,869  7,582,692   16,696,978   7,469,576
                                       ==========  =========   ==========   =========


5.       Income Taxes:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6.       Amortization:

         The amortization period of intangible assets is as follows:

                  Goodwill                              15 to 25 years
                  Trademarks                               3 years
                  Unearned Compensation                    4 years

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the six months ended February 28, 1999 and 1998, respectively, were $32,350 and $26,155, representing a 24% increase in net revenues. Net revenues for the three months ended February 28, 1999 and 1998, respectively, were $21,062 and $15,873 representing a 33% increase in net revenue. The increases in net revenues for the six and three months ended February 28, 1999 are primarily attributable to the operations of the newly acquired Technology divisions (Reset, Inc., Mercury Seven, Inc. and Zabit & Associates, Inc.)

         Cost of revenues for the six months ended February 28, 1999 and 1998 were $19,871 and $15,433, respectively, (representing 62% and 59% of net revenues). Cost of revenues for the three months ended February 28, 1999 and 1998 were $13,786 and $10,218, respectively,(representing 66% and 64% of net revenues). The increase in cost of revenues for the six and three months ended February 28, 1999 are attributable to additional staffing requirements of the Company's Technology divisions. Selling, general and administrative expenses for the six months ended February 28, 1999 and 1998 were $11,860 and $8,651, respectively, (representing 37% and 33% of net revenues). Selling, general and administrative expenses for the three months ended February 28, 1999 and 1998 were $6,212 and $4,428, respectively, (representing 29% and 28% of net revenues). The increases in selling, general and administrative expenses during the six and three months ended February 28, 1999 are attributable to the additional expenses borne by the Company as a result of its acquisitions.

         Research and development expenses for the six and three months ended February 28, 1999 were $202 and $89, incurred in connection with the continuing development of E-Commerce ventures. Research and development expense for the six and three months ended February 28, 1998 were $464 and $258 incurred in connection with the development of the Performance Group's Maestro software. Depreciation and amortization expense during the six and three months ended February 28, 1999 was $2,124 and $819 primarily resulting from the goodwill and unearned compensation related to the Company's acquired divisions which were not present in the corresponding prior periods.

         Other income (expense) for the six months ended February 28, 1999 was ($156) as compared to $620 for the corresponding prior period. Other income (expense)for the three months ended February 28, 1999 was ($131)as compared to $199 for the corresponding prior period. The increase in other income (expense) during the current periods is a result of increased interest expense resulting from debt incurred in connection with the Zabit & Associates, Inc.

acquisition.

         The Company's effective tax rate for the six months ended February 28, 1999 was (31%). This rate reflects the amortization of non-deductible goodwill in connection with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:

         At February 28, 1999 the Company had working capital of $17,430 as compared to $17,333 at August 31, 1998. In April 1999, the Company entered into a $5,000 line of credit facility with a financial institution. Advances under this facility, which expires in June 2000, bear interest at LIBOR plus 2%.

         The consolidated statement of cash flows for the six months ended February 28, 1999 reflects net cash provided by operating activities of $2,601 reflecting a net loss of $1,553 and increase in accounts receivable of $3,669 offset by a increase in customer billings in excess of program costs of $5,273. Cash used in investing activities was $6,798, resulting from business acquisitions of $6,286. Cash provided by financing activities was $11,183, resulting primarily from the exercise of the Company's Class B Warrants and employee stock options of $11,160.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of April 9, 1999 the Company had approximately $19,143 in cash and cash equivalents.

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

         On February 12,1999 a notice of annual shareholders meeting and related proxy materials were submitted to the Company's shareholders. The annual meeting was held on March 12, 1999. The matters submitted to vote were: (1) the election of the Company's directors, Scott Mednick votes received for: 11,076,847 against 20,449, Werner Haase votes received for: 11,076,844 against 20,449, William Zabit votes received for: 11,076,844 against 20,449, Norman Doctoroff votes received for:
         11,075,469 against 21,824, John Bermingham votes received for:
         11,075,719 against 21,574, Terry Anderson votes received for:
         11,035,094 against 62,199 (2) to approve the creation of a new 1999 Stock Option Plan, votes received for: 8,164,599, against 193,582 and abstain 292,163 (3) to ratify the appointment of independent public accountants for the current fiscal year, votes received for:
         11,014,218, against 14,685 and abstain 68,390.

ITEM 5            -        Other Information
------                     -----------------
         None

ITEM 6            -        Exhibits and Reports on Form 8-K
------                     --------------------------------
         (a)      Exhibits

                  (20)(g) Notice of redemption of the Company's Class B Warrants as incorporated by reference on Form 8-K (1)

         (b)      Reports on Form 8-K

                  (1) The Company's Current Report on Form 8-K, as filed with the Commission January 28, 1999 referencing the merger of Reset, Inc. and Mercury Seven, Inc., wholly owned subsidiaries of the Company, into the Company and further referencing the issuance of a Notice of Redemption of the Company's Class B Warrants.

                                   XCEED INC.

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

                                                    BY:   /s/ Werner Haase
                                                          ----------------
                                                          WERNER HAASE,
                                                          CEO

DATE: April 13,1999