Form 10-Q
period 1999-05-31
XCEED INC
filed 1999-07-15
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended May 31,1999

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

Yes   X      No
    -----       ----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,452,732 as of July 12, 1999

                           XCEED INC. AND SUBSIDIARIES

                                      INDEX

PART I

  ITEM 1.  Financial Information                              Page No.

   Consolidated balance sheets  . . . . . . . . . . . . . . .    3

   Consolidated statements of operations
    Nine and Three Months Ended
    May 31,1999 and 1998  . . . . . . . . . . . . . . . . . .    4

   Consolidated statements of cash flows
    Nine Months Ended
    May 31, 1999 and 1998   . . . . . . . . . . . . . . . . .    5

   Notes to consolidated financial statements . . . . . . . .   6-8

 ITEM 2.  Management's Discussion and Analysis of
               the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .   9-10

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .    11

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .    12

                          XCEED INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

             ASSETS                                        MAY 31,    AUGUST 31,
                                                           -------    ----------
                                                            1999         1998
                                                            ----         ----
                                                        (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                             $   23,292    $13,789
    Investment in marketable securities                         302         97
   Accounts receivable, net of allowance
     for doubtful accounts of $504 and $154
     at May 31, 1999 and August 31, 1998,
     respectively                                            13,171      5,325
   Program costs and earnings in excess of
     customer billings                                        2,601      3,287
   Inventories                                                1,142      1,022
   Prepaid expenses and other current assets                  1,163        861
   Deferred income taxes                                        442         14
                                                         ----------    -------
       Total current assets                                  42,113     24,395

 PROPERTY AND EQUIPMENT, net                                  3,550      1,533
 DUE FROM OFFICER                                             1,223      1,223
 GOODWILL, net                                               37,463      6,088
 TRADEMARKS, net                                              3,080       --
 DEFERRED INCOME TAXES                                          606        484
 OTHER ASSETS                                                 1,093        993
                                                         ----------    -------
                                                         $   89,128    $34,716
                                                         ==========    =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                 $    9,786    $ 5,793
   Current portion of long-term debt                          1,526         41
   Income taxes payable, current                               --          219
   Customer billings in excess of program
    costs                                                     5,055      1,009
                                                         ----------    -------
       Total current liabilities                             16,367      7,062
                                                         ----------    -------
LONG-TERM DEBT                                                2,954       --
                                                         ----------    -------
OTHER LIABILITIES                                             1,365       --
                                                         ----------    -------
INCOME TAXES PAYABLE                                            750       --
                                                         ----------    -------
ACCRUED LEASE OBLIGATIONS                                       875        875
                                                         ----------    -------
DEFERRED REVENUES                                               503        587
                                                         ----------    -------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value,
     authorized 30,000,000 shares;
     16,941,099 and 10,277,053 shares
     issued and outstanding, respectively                       169        103
   Preferred stock, $.05 par value;
     authorized 1,000,000
     shares; -0- issued and outstanding                        --         --
   Net unrealized gain on marketable
    securities                                                  (22)       (27)
   Additional paid-in capital                                68,220     22,657
   Unearned compensation                                     (3,295)      (112)
   Retained earnings                                          1,313      3,642
                                                         ----------    -------
                                                             66,385     26,263

   Treasury stock, 15,000 and 15,000 shares,
    respectively                                                (71)       (71)
                                                         ----------    -------
                                                             66,314     26,192
                                                         ----------    -------
                                                         $   89,128    $34,716
                                                         ==========    =======

         See notes to consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                  (unaudited)


                                                        NINE MONTHS ENDED                                THREE MONTHS ENDED
                                                        -----------------                                ------------------
                                                              MAY 31,                                          MAY 31,
                                                              -------                                          -------
                                                       1999                1998                         1999              1998
                                                       ----                ----                         ----              ----
REVENUES, net                                       $55,690                  $44,348                 $23,340               $18,193
                                           -----------------       ------------------       -----------------       ---------------

COST AND EXPENSES:
 Cost of revenues                                    33,957                   27,825                  14,086                12,484
 Selling, general and administrative                 21,305                   13,496                   9,445                 4,752
 Research and development                               447                      532                     245                    69
 Depreciation and amortization                        3,148                      478                   1,024                   176
                                           -----------------       ------------------       -----------------       ---------------
                                                     58,857                   42,331                  24,800                17,481
                                           -----------------       ------------------       -----------------       ---------------


OPERATING (LOSS) INCOME                              (3,167)                   2,017                  (1,460)                  712
                                           -----------------       ------------------       -----------------       ---------------
OTHER INCOME (EXPENSE):
 Interest and dividend income                           444                      462                     225                   206
 Interest expense                                      (395)                     (10)                    (68)                   (3)
 Gain on sale of investment in
  marketable securities                                  11                      359                      17                     1
 Other                                                   28                       43                      70                    30
                                           -----------------       ------------------       -----------------       ---------------
                                                         88                      854                     244                   234
                                           -----------------       ------------------       -----------------       ---------------
(LOSS) INCOME BEFORE INCOME TAXES                    (3,079)                   2,871                  (1,216)                  946

INCOME TAX (BENEFIT) PROVISION                         (750)                   1,582                    (172)                  493
                                           -----------------       ------------------       -----------------       ---------------

NET (LOSS) INCOME                                   ($2,329)                  $1,289                 ($1,044)                 $453
                                           =================       ==================       =================       ===============

NET (LOSS) INCOME PER COMMON SHARES
 Basic                                               ($0.16)                   $0.18                  ($0.06)                $0.06
                                           =================       ==================       =================       ===============

 Diluted                                             ($0.16)                   $0.16                  ($0.06)                $0.05
                                           =================       ==================       =================       ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
  Basic                                          14,466,202                7,279,691              16,136,296             7,743,798
                                           =================       ==================       =================       ===============

  Diluted                                        14,466,202                7,865,096              16,136,296             8,421,620
                                           =================       ==================       =================       ===============

                See notes to consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                           -----------------
                                                                May 31,
                                                                -------
                                                           1999         1998
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                       ($ 2,329)   $  1,289
                                                         --------    --------
 Adjustment to reconcile net (loss) income to net cash
   provided by operating activities:
   Gain on sale of marketable securities                      (11)       (359)
   Depreciation and amortization                            3,148         478
   Allowances for doubtfull accounts                          350          --
   Equity gain on investment                                  (28)        (43)
   Deferred tax benefit                                      (550)        (54)
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable                                    (5,578)     (6,063)
    Inventories                                              (120)        304
    Program costs and earnings in excess of billings          686         763
    Prepaid expenses and other current assets                (175)       (335)
    Other assets                                              208        (239)
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                   2,490       3,100
    Income taxes payable                                     (219)        (82)
    Customer billings in excess of program costs            3,722       4,339
    Deferred revenues                                        (114)         --
                                                         --------    --------
Total adjustments                                           3,809       1,809
                                                         --------    --------
   Net cash provided by operating activities                1,480       3,098
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                        (548)       (192)
  Proceeds from sale of marketable securities                 359         805
  Business acquisitions, net of cash acquired              (5,261)         --
  Acquisition of property and equipment                    (1,556)       (334)
                                                         --------    --------
   Net cash (used in) provided by investing activities     (7,006)        279
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                     (4,854)        (29)
  Proceeds from long-term debt                                614          --
  Advances to affiliate                                        --        (316)
  Proceeds from issuances of securities                    19,269       5,732
                                                         --------    --------
   Net cash provided by financing activities               15,029       5,387
                                                         --------    --------

NET  INCREASE  IN CASH AND CASH EQUIVALENTS                 9,503       8,764
CASH AND CASH EQUIVALENTS - beginning of period            13,789       7,230
                                                         --------    --------

CASH AND CASH EQUIVALENTS - end of period                $ 23,292    $ 15,995
                                                         ========    ========

                 See notes to consolidated financial statements.

                          XCEED, INC. AND SUBSIDIARIES
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------
                                   May 31,1999
                                   -----------
                 (in thousands, except share and per share data)

1.       Basis of Quarterly Presentation:

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended May 31,1999.

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

3.       Supplemental Information - Statements of Cash Flow:

                                                Nine Months Ended
                                                     May 31,
                                            ----------------------
                                                1999         1998
         Interest paid..................    $    396       $    10
                                            ========       =======
         Income taxes paid..............    $    413       $ 1,442
                                            ========       =======

4.       Stockholders' Equity:

         a.       Common Stock

         During the three months ended November 30, 1998, the Company issued 3,332,057 shares in connection with the Mercury Seven, Inc. and Zabit & Associates, Inc. mergers.

         During the three months ended May 31, 1999, the Company issued 210,000 shares of common stock in connection with the acquisition of Troon Ltd.

         The Company entered into agreements to acquire the 50% interest in Xceed Atlanta held by the minority stockholder for consideration of $1,365 of the Company's common stock. Accordingly, effective April 1, 1999, the accounts of Xceed Atlanta have been consolidated with the Company, and all significant intercompany accounts and transactions have been eliminated.

         During the three months ended May 31, 1999, the Company issued 537,109 shares of common stock in connection with a private placement with the Deikel Group and received proceeds of $5,500. In June 1999 an additional $4,500 was received from a second private placement with this investor.

         b.       Warrants

         On January 21, 1999, the Company's Board of directors voted unanimously to redeem the Company's outstanding Redeemable Class B warrants. A notice of redemption was sent to the holders on January 22, 1999. Under the terms, the warrant holders had until February 20, 1999 to exercise their warrants at an exercise price of $6 per share and receive one share of common stock. In the event a holder elected not to exercise, the Company would redeem the warrant by paying the holder a price of $.40 per warrant. As a result, the Company received $11,130 and issued 1,844,923 shares of common stock.

7.       Earnings Per Share:

         Basic earnings per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighed average number of shares.

         Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:

                                                Nine Months Ended                       Three Months Ended
                                                     May 31,                                  May 31,
                                                -----------------                      -----------------------
                                                1999         1998                      1999               1998
                                                ----         ----                      ----               ----
         Basic                              14,466,202          7,279,691          16,136,296             7,743,798
         effect of dilutive
          securities                             -                585,405               -                   677,822
                                            ----------          ---------          ----------             ---------

         Diluted                            14,466,202          7,865,096          16,136,296             8,421,620
                                            ==========          =========          ==========             =========

8.       Income Taxes:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

9.       Amortization:

         The amortization period of intangible assets is as follows:
                  Goodwill                                    15 to 25 years
                  Trademarks                                    20 years
                  Unearned Compensation                          4 years

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net revenues for the nine months ended May 31, 1999 and 1998, respectively, were $55,690 and $44,348, representing a 26% increase. Net revenues for the three months ended May 31, 1999 and 1998, respectively, were approximately $23,340 and $18,193 representing a 28% increase. The increase in net revenue for the nine and three months ended May 31, 1999 are primarily attributable to the operations of the newly acquired Technology divisions (Reset, Inc., Mercury Seven, Inc. and Zabit & Associates, Inc.) and the consolidation of the Xceed Atlanta Division effective April 1, 1999.

         Cost of revenues for nine months ended May 31, 1999 and 1998 were $33,957 and $27,825, representing 61% and 63% of net revenues, respectively. Cost of revenues for the three months ended May 31,1999 and 1998 were $14,086 and $12,484, representing 60% and 69% of net revenues, respectively. The increase in cost of revenues during the nine and three months ended May 31, 1999 are attributable to additional staffing requirements of the Company's Technology divisions. Selling, general and administrative expenses for the nine months ended May 31, 1999 and 1998 were $21,305 and $13,496, representing 38% and 30% of net revenues, respectively. Selling, general and administrative expenses for the three months ended May 31, 1999 and 1998 were $9,445 and $4,752, representing 40% and 26% of net revenues, respectively. The increase in selling, general and administrative expenses during the nine and three months ended May 31, 1999 are attributable to the additional expenses borne by the Company as a result of its acquisitions.

         Research and development expenses for the nine and three months ended May 31, 1999 were $447 and $245, incurred in connection with the continuing development of E-Commerce ventures. Research and development expenses for the nine and three months ended May 31, 1998 were $532 and $69, incurred in connection with the development of the Performance Group's Maestro software. Depreciation and amortization expense during the nine and three months ended May 31, 1999 was $3,148 and $1,024 primarily resulting from the goodwill and unearned compensation related to the Company's acquired divisions which were not present in the corresponding periods.

         Other income for the nine months ended May 31, 1999 was $88 as compared to $854 for the corresponding prior period. Other income for the three months ended May 31, 1999 was $244 as compared to $234 for the corresponding prior period. The significant decrease during the nine months ended May 31, 1999 is a result of increased interest expense resulting from debt incurred in connection with the Zabit & Associates, Inc. acquisition.

         The Company's effective tax rate for the nine months ended May 31, 1999 was (24)%. This rate reflects the amortization of non-deductible goodwill in connection with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:

         At May 31, 1999, the Company had working capital of $25,746 as compared to $17,333 at August 31, 1998. The significant increase in working capital is derived primarily from the receipt of proceeds of $11,130 as result of the exercise of the Company's outstanding Class B warrants. In addition, the Company received $5,500 upon closing of the first of two trenches of a private offering of securities commenced by the Company during the third quarter. Subsequently, during the fourth quarter, the Company received proceeds of $4,500 upon closing of the second and final trench of the private offering.

         The consolidated statement of cash flows for the nine months ended May 31, 1999 reflects net cash provided by operating activities of $1,480. This resulted from net loss of $2,329, an increase in accounts payable and accrued expenses of $2,490 and an increase in customer billings in excess of programs costs of $3,722 offset by an increase in accounts receivable of $5,578. Cash provided by investing activities was $7,006, consisting principally of net cash used in business acquisitions of $5,261 and acquisitions of property and equipment of $1,556 and investments in marketable securities of $548. Cash provided by financing activities approximated $15,029 consisting primarily of proceeds from the issuance of securities of $19,269, offset by the net payments of debt of $4,240.

         During the nine months ended May 31, 1999, the Company entered into agreements to acquire Troon, Ltd. and the 50% interest in Xceed Atlanta held by the minority shareholder. Consideration for these acquisitions include $1,605 of the Company's common stock and $30 cash.

         The Company believes that it has adequate working capital for at least the next twelve months of operations at current levels. As of July 8, 1999 the Company had approximately $24,258 in cash and cash equivalents.

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


         (a)      Exhibits

                  (20) (g) Notice of redemption of the Company's Class B Warrants as incorporated by reference on Form 8-K (1)

         (b)      Report on Form 8-K

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




DATE:   July 15, 1999
        -------------