Form 10-K405
period 1999-08-31
XCEED INC
filed 1999-11-29
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
 /X/ Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 1999

___ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from            to
                                        ----------    ----------

Commission file number 0-13049

                                   XCEED INC.
-------------------------------------------------------------------------------
                        (Name of Issuer in its Charter)


            Delaware                                       13-3006788
-------------------------------                         ----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

 488 Madison Avenue, New York, New York                      10022
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                (212) 419-1200
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12 (g) of the Exchange Act:

                                  Common Stock
-------------------------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No_____

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrants, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $415,651,131 (as of November 14, 1999)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 18,266,599 shares outstanding as of November 14, 1999

Documents Incorporated by Reference:  See Footnotes to "Exhibits"

                           FORWARD-LOOKING STATEMENTS

                  All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those disclosed under "Risk Factors," including but not limited to, competitive factors and pricing pressures, loss of major customers, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Xceed Inc. is an Interactive Architect that builds "eBusinesses" through seamless fusion of internal and external business strategy, creative development, marketing, and technology. Our clients are a combination of mid to large-sized companies and Internet start-ups (".com's"). We employ a staff of
420. We have operating offices in markets throughout the United States from which we provide a comprehensive range of Internet, Extranet and Intranet solutions and services, as well as marketing communications programs that use advanced technology and new media. We are a Delaware corporation.

         Our solutions combine Interactive expertise with industry-specific knowledge to provide a complete and integrated offering that allows us to build our clients businesses "Front to Back and Inside Out." Our services are focused on helping clients to:

o Drive revenues and sales

o Create new distribution channels

o Increase productivity and efficiency

o Enhance business and customer relationships

o Leverage human capital

o Maintain direction in an evolving business environment

Though our services fall under the broad categories of Strategy, Creative, Marketing, and Technology, they include such specific competencies as: business planning and strategy consulting; analysis and design; Internet and application technology development; systems implementation and integration; intranet / extranet solutions, customer development and maintenance, corporate and product positioning, corporate identity, product branding, advertising, media placement, direct marketing, and consumer and trade promotions.

         The year ended August 31, 1999 ("Fiscal 1999") represents a transitional year of operations as an Internet service company. A significant portion of historic revenues and cost of revenues through Fiscal 1999 have been generated from the fulfillment of awards pursuant to incentive programs and revenues from travel management services rendered to major U.S. corporations.

Industry Background

         According to data from leading research firms, the number of Internet users will grow from 98 million worldwide at the end of 1998 to 320 million by the end of 2002. The exponential growth of the Internet can be attributed to the introduction of user-friendly technologies, the adoption of faster and more cost-efficient networks and the growing appetite and sophistication of the user base.

         From its original informational and advertising base, the Internet has evolved into a transactional and trading platform. Companies have recognized the cost-effectiveness of web technologies to improve their traditional enterprise operations in areas such as internal/external communications, call centers and customer service and Supply Chain Management. Research data by International Data Corporation, a leading research company, projects a rapid growth of e-commerce transaction volume, expecting an increase from $7.8 billion in 1998 to $78 billion in the year 2003.

Market Opportunity for Internet Services

         The Internet revolution creates opportunities to transform individual businesses as well as entire industry sectors. In the face of fierce competition, globalization and deregulation, companies are increasingly resorting to Internet technology to create a competitive advantage. Companies extending their brand on-line are being forced to reposition their business strategically and must apply a fundamentally new approach to their marketing strategy. The development and implementation of internet-based business strategies relies on strategic consulting, creative design and systems integration skills. Consequently, organizations are making significant investments in repositioning their brand via the use of Internet solutions.

         Companies adopting an Internet approach to their business are confronted with a vast array of challenges from strategy and creative design, to selecting the most viable technologies. They are required to make substantial investments in time and capital and to acquire professionals with the required skills and backgrounds to successfully align their traditional business with new Internet strategies. In a workforce environment with a severe lack of such experience and skills, companies are hard pressed to find and retain these skills and experience levels.

         As a result, there has been a rapidly growing demand for third party professional Internet services. Forrester Research, Inc., a technology research firm, predicts the market for Internet and e-commerce services to grow at a compound annual growth rate of 68.7% (source Forrester Research Report) over the next three years. Forrester also states that business-to-business e-commerce services will constitute a significantly larger segment of the market than the business-to-consumer segment.

         The Internet professional services market is still extremely fragmented. Some companies are technology-centric and provide mainly systems integration expertise. Other companies are strategic consultants who assist clients in defining how the Internet can serve as a new channel for their business. Still other service firms often focus exclusively on creative design for the Internet.

         Only a few Internet service companies can seamlessly combine business with a branding strategy that includes competencies such as Internet-focused creative design and technology to fully harness the power of the Internet.

         Market developments and our own experience lead us to believe that organizations are increasingly looking to partner with firms that have the range and depths of competencies to provide them with seamless end-to-end solutions as they initiate and/or redesign their Internet strategy. At the same time these organizations are intent on a high degree of predictable success, quality assurance and minimized risk. Xceed believes that its Internet Solution encompasses this range of services.

Xceed's Internet Solution

         Xceed combines its unique skill sets, experience and product offerings to help companies build and grow eBusinesses. Our solutions entail the following competencies:

o The Xceed Interactive Architect Methodology

o Integration of Services

o Horizontal & Vertical Expertise

o Best Practices

The Xceed Interactive Architect Methodology

         In order to deliver our multidisciplinary solution, Xceed needed to invent a new methodology specific to the Interactive Architect model. In applying our proprietary methodology and process, we deliver client projects in a phased manner, each phase combining strategy, creative design, marketing and technology. Our delivery of solutions breaks down into five phases: Discovery, Definition, Design, Development and Deployment. Our methodology aims at building consensus based on incremental client feedback. The Xceed process allows us to deliver projects based on time-and-materials, or fixed-price, fixed-time frame offers. Using our methodology further ensures shorter development time and costs as well as lower implementation and technology obsolescence risks.

Integration of Services

         By leveraging our proprietary Interactive Architecture Methodology, Xceed is able to integrate the services of strategy, creative design, marketing and technology to provide a complete eBusiness solution.

o Strategy - Xceed's ability to build eBusinesses from "Front to Back and Inside Out" is a key differentiator. Our Strategic Services team has expertise in aligning a customer's Internet strategy with its core business objectives (Front), focusing change management consulting on a client's enterprise-system architecture (Back), and providing strategic consulting as related to the client's integrated communication needs (Inside Out). In addition, Xceed Intelligence (Xi), our in-house research group, provides the team with strategic research and analysis to validate our underlying strategies.

o Creative Design - More than any other medium, the Internet requires each and every detail down to the last pixel to reinforce a company's overall business objectives. As such, Internet solution providers must have superior creative design capabilities. We believe that our creative staff has developed this level of competency, enabling them to create brands, features, functionalities and experiences that encapsulate our client's eBusiness. To keep up with the increasing complexity of the creative solutions required Xceed has developed expertise in editorial creation, content management, information architecture, user-interface, and rich-media technologies.

o Marketing - It is important to understand that Xceed is not only entrusted with the development of websites (Internet, Intranet, or Extranet), but rather, the success of entire eBusinesses. To accomplish this, we have built a marketing team capable of developing audiences and customer-bases for the eBusinesses we create. Our abilities in this area include brand creation and positioning, corporate identity and product branding, advertising, media placement, direct marketing, and consumer and trade promotions. In addition, since many of our eBusiness solutions are focused at audiences within the client's organization, Xceed has a special competency in internal and integrated marketing and communication programs. This internal marketing competency is a further differentiator for Xceed.

o Technology - In building eBusinesses, Xceed must not only possess expertise in all Internet and emerging technologies, but also the skills to tie these technologies into company's legacy technology. For this reason, Xceed has developed expertise in technology implementation extending to systems and network architecture, custom applications, legacy and third party software integration, and technological advisory services. Whether it is consumer eCommerce systems, sales automation, intranet portals for internal operations, or procurement systems, we create "integratable" components to automate the web across the supply and demand chain.

Horizontal Expertise

         Xceed has expertise in each of the horizontal solutions associated with the Interactive Architect model (eCommerce, Community Development, etc). In addition, Xceed has developed special expertise in Intranet & Extranet solutions. Our belief in the rapidly growing market for these specific solutions is such that we have developed a special practice within our organization solely devoted to their delivery.

         Xceed Intranet/Extranet Practice - Our Intranet/Extranet Practice provides clients with both enterprise-wide and functional/ workgroup services and component solutions. The core of the offering is the Enterprise Work Portal, a service that enables organizations to transform their >first generation' intranets into a value-added business tool. By analyzing work processes and information flow, building content architectures, user interfaces and fully scaleable technology infrastructures that directly support client business objectives, our Enterprise Work Portals enables true enterprise-wide value to be realized.

         Equally important, the Enterprise Work Portal incorporates a strategic process for managing enterprise-wide and functional post-development issues that are critical to realizing successful business performance and Return on Investment ("ROI"), including protocols for distributed content management, staff and budget allocations, policies and guidelines for usage, internal communications, awareness campaigns and technology migration paths.

         At the functional/workgroup level, our Intranet Workgroup Solutions include applications that range from full-scale human resources intranets and benefits enrollment applications to news publishing capability for project teams to complex executive information systems, such as "performance dashboards" that integrate mission-critical data from across an organization.

         Our Intranet/Extranet Practice provides robust, end-to-end solutions such as "Maestro" that help clients integrate and improve business processes, mine legacy data and manage organization change - all linked, as appropriate, to their overall e-business strategies.

Vertical Expertise

         As the eBusiness landscape becomes more competitive, we believe that deep, industry-specific knowledge will separate Internet solutions providers in their attempts to build successful eBusinesses. Xceed believes it has responded to this development by creating a powerful research and analysis team designed to provide clients with custom research as well as strengthen Xceed's multidisciplinary team's knowledge of specific industries.

         Comprised of research professionals and industry analysts, this in-house team, called "Xceed Intelligence" (Xi), covers thirteen distinct industries, accumulating and analyzing primary and secondary data, which increases Xceed's ability to provide customers with a clear vision and strategy across multiple market segments.

         In addition to this custom research, Xceed Intelligence leverages its proven methodologies and data pool to produce industry-wide "Intelligence Reports" which are sold to the industry at-large, as well as a "Vertical View" e-mail newsletter. Xceed's analysts have been cited by numerous publications, including Reuters, Bloomberg, Associated Press, The Wall Street Journal Interactive, Yahoo Internet Life, Computer Shopper, Billboard Women's Wear Daily and Street & Smith's Sports Business Journal.

Best Practices

         The collective knowledge of our staff has led to the adoption of the industry best practices. We are leveraging our intellectual capital, which results in the systemization and predictability of projects completion to the benefit of our clients. We share the collective company expertise across multiple disciplines via a proprietary intranet platform that also serves as a shared project management tool.

         Xceed's family of reusable software components supplements our "know-how" in vertical industries. These components are unique, industry-specific, pieces of software that not only reduce time to market for deliverables and create market differentiation, but also allow for wider professional margins while lowering client costs, maintenance requirements and implementation risk.

         The company has established a Component Center in Chandler, Arizona. This center is building on existing, reusable components such as Systems Components, Portal Components, Horizontal and Vertical components, Integration Frameworks and ASP offerings. Leveraging re-usable components results in cost-efficiencies, enhanced productivity and profitability. Xceed has established a dedicated team of technologists who focus on continued component development ensure their appropriate application throughout our organization.

Growth Strategy

         Our growth strategy is based on our position as an emerging provider of Internet end-to-end solutions, which help Fortune 1000, Global 2000 companies and other organizations build relationships, create maximum value for their customers, employees, business partners and shareholders. Our growth efforts are discussed below.

Organic Growth

         As a result of the wide range of services we are providing we have numerous entry points into prospective and existing clients. An Internet strategy or Change Management consulting engagement often leads to a client availing themselves of the complete palette of our core competencies. The company does currently, and will so in the future, leverage its existing client relationships. We believe that the reputation gained for our performance in providing innovative and sophisticated services to customers allows us to deepen existing relationships which has led in an increased measure to client referrals.

         Propelled by our research and analysis of vertical markets along with the expertise gained in client engagements in such industry sectors, the company has started to intensify its penetration of such vertical industry groups.

Geographic Expansion

         To its already established locations in New York City, Chicago, Los Angeles, San Francisco, Atlanta and Scottsdale, Arizona, we intend to add additional offices in geographically strategic areas. We believe that reasonable geographic proximity will enhance the company's prospects for servicing existing and attracting future significant customers. The company also plans to execute a global growth strategy with its initial objectives in Europe.

Strategic Alliances and Technology Partnerships

         We have entered into strategic alliances as follows:

o Silicon Valley Bank - Xceed is creating and implementing the vision for Silicon Valley Bank's Internet strategy, "e-source". This alliance affords Xceed access for its services to the more than 4000 high tech companies, in various stages of development, which are being funded by Silicon Valley Bank.

o In addition, certain strategic investors in Xceed have expertise in Fulfillment, Media, Financial Services and Investment Banking. These investors have become a rich alliance lead source that has resulted in some major client contracts in key industry categories.

o We also are working closely with a number of technology partners such as Broadvision, Microsoft, Oracle, Allaire, Vignette, Hewlett Packard, IBM, Eastman, Intershop and FiloNet.

Competition

         The Internet professional services sector is related to the recent emergence of the Internet. The market is fragmented, competitive and evolves as rapidly as the technologies, which are being applied. We believe that competition will become more focused as Internet services companies with critical mass will grow dramatically in a combination of organic as well as acquired growth. Competitors fall into several categories: advertising and New Media companies such as True North Communications, Omnicom and Ogilvy & Mather; IT integrators and Web Consultancies such as Organic Online, USWeb, iXL and Proxicom; information technology consultants such as Andersen Consulting and EDS; finally, computer hardware and service providers such as IBM and Compaq. While only some of these competitors have the complete range of services Xceed provides, several of them, such as IBM, only recently have announced their intention of playing a significant role in this rapidly growing sector.

         The major competitive factors in the market are strategic expertise, depth of technological know-how, brand positioning and creativity as well as solidity of methodology, quality and price. Many of the competitors have a longer operating history, longer client relationships and significantly larger resources than our company. As the sector transitions from adolescence to maturity some companies that may now appear to be on the periphery of the sector may be better positioned as a result of their core business. Increased and yet indistinguishable new competition may have a materially negative impact on our business, results of operations and financial conditions.

         The sector still presents relatively low barriers to entry and rapid technology changes largely prevent companies like ours from developing proprietary technology. It is likely that as new entrants compete, acquisitions may become more costly as more companies vie for a shrunken pool of targets.

Legacy Issues

         The Company continues to operate two other divisions that are not-aligned with the company's current strategic Internet Architect positioning. These two divisions, Water-Jel Technologies, a manufacturer and marketer of first aid burn products and Journeycorp Division, which is providing business travel services to corporations. Both of these operating divisions are deemed to be non-strategic to the Company's new business model. The Company's board of directors has recently decided to divest the Company of the Water-Jel division.

         A Letter of Intent for the sale of Water-Jel has been signed with a prospective purchaser and the transaction is expected to be completed in the Company's second quarter of FY 2000 quarter.

RISK FACTORS

         Because of the recent acquisitions and new direction, Xceed is now pursuing, this Annual Report on Form 10-K includes risk factors. Shareholders and prospective investors should carefully consider the following risk factors as well as the other information contained herein and the exhibits incorporated by reference thereto.

Very Limited Operating History

         Because Xceed has changed its business model, there exists limited historical data on which to base the evaluation of the Company's results. Companies in an early stage of development frequently face extra risks as they evolve and grow. Further, the need for Xceed to ramp up in terms of human resources and infrastructure in order to generate critical mass as a strong competitor will only be achieved by significant expenditures, which will, for a period of time, run ahead of revenues. Particular challenges faced by Xceed are
(i) its evolving business model in the sector (ii) the management of internal and acquired growth, and (iii) the Company's successful divestiture of non-strategic assets. To successfully manage these risks, Xceed must continue to strengthen its infrastructure, market presence and brand as well as hire and retain competent staff. Failing to achieve any of these tasks successfully, the company's performance may be poor and the price of its equities affected negatively.

Operating Loss

         We have incurred Operating Losses and will continue to do so. For Fiscal 1999, the first year of operating in the Internet Sector, we are showing an operating loss of $12,506,000. Although we have achieved revenue growth, we may not be able to sustain such growth in light of changed market and/or economic conditions. Therefore our operating results could worsen significantly. In addition, since we will continue to invest in acquisitions, brand identity and infrastructure, we can expect to incur operating losses through Fiscal Year 2000. Moreover, any inability on our part to control costs could seriously affect our future operations.

Risks Related To The Integration Of Acquisitions.

         Our growth strategy envisions continued growth through acquisitions within and outside the United States. Acquiring companies entails a series of specific risks, namely:

o Failure to retain key personnel.

o Management's deflection from focus on basic business needs.

o Disputes with the sellers of one or more acquired companies.

o Adverse affects on operating results from increase in goodwill amortization, stock compensation expense and increased compensation expenses.

o The assumption of potentially hidden liabilities within one of the acquired entities.

o If cash will be used for future acquisitions, we may need to secure additional financing and, such financing, may not be available on favorite terms or at all; alternatively, if the Company issues stock to complete future acquisitions, existing shareholders will experience a dilution of their ownership.

Managing Growth

         Our rapid growth since entering the sector has imposed strains on our operational, managerial, financial and other resources. The Company believes that it will need to engage additional staff to support the growth. Therefore, the strain placed on the Company's operational and financial systems and the need for improvement and expansion will continue.

Significant Additional Capital

         Xceed may need to raise significant additional capital for future liquidity and capital requirements. The need for raising capital may depend on factors such as timing and amount of funds required for or generated by operations; pace of future acquisitions and unanticipated business opportunities.

         Xceed may seek to raise funds through public and/or private financing and/or joint ventures. Such funding may only be available in part, not at all or at terms adverse to us. Further, we may have to sell stock at prices lower than those paid for by current shareholders leading to dilution, or we may have to sell stocks or debt instruments with rights superior to holders of common stock. Debt financing may result in restricted operating flexibility on part of management. If adequate funding on acceptable terms cannot be obtained, we may be unable to pursue our growth plans, compete vigorously or seize onto business opportunities.

Need to Establish Brand

         We are relatively unknown in the Internet Sector. We believe that brand or identity together with the fusion of Internet strategy, creative services, technology and solid methodology will be the decisive factors for our future success. Therefore, we will need to fund a significant and costly branding campaign. If our branding campaign is unsuccessful, or if we incur excessive expense, our business and operating results as well as our financial condition will be negatively impacted.

Our Stock Is Volatile

         Our Common Stock has been and is likely to be volatile in the future. Fluctuating quarterly operating results could translate into wide fluctuating prices in our stock. Likewise, our stock price may also respond negatively to the announcements of competitors or general economic or stock market conditions unrelated to our operating performance as well as other events or factors.

Our Dependence on Key Customers

         As our client engagements have become more substantial, certain key customer relationships have started to evolve. Such key customer relationships could represent a significant percentage of revenues generated by the Company. A loss or reduction of such key customer revenues could result in a decline of revenue and earnings. For Fiscal 1999, one client, Pfizer, Inc., accounted for approximately twenty four percent (24%) of our revenues.

Intellectual Property Rights

         We rely upon a combination of trade secret, nondisclosure and other contractual arrangements to protect our proprietary rights. We enter into confidentiality agreements with our employees and generally require that our consultants and clients enter into such agreements and we limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Rapid Technological Changes

         Internet service providers are challenged by rapid changes in technology. As such it will require us to maintain our technical competence to effectively compete with other integrated marketing service providers as well as traditional advertising agencies. There can be no assurance that we will be successful in providing competitive solutions to our clients. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, and as a result, this could have a material adverse effect on our business, financial condition and operating results.

Project Profit Exposures;  Need to Develop Recurring Revenue

         A significant amount of our Internet professional services revenue is based on project fees on a fixed fee-for-service basis. As such, we assume greater financial risk on fixed-price type contracts than on either time- and material- or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profit or cause a loss. Short-term engagements create less exposure than a long-term fixed-price contract. In the event we do not accurately anticipate the progress of a number of significant revenue-generating projects, it could have a material adverse effect on our operating results. Additionally, engagements can cover periods from one month to years. Our future success will depend in part on our ability to convert more project-by-project relationships to continuing engagements characterized by recurring revenue. There can be no assurance that such efforts will be successful.

Dependence on Management

         We are significantly dependent upon the continued availability of Scott Mednick, our Chairman and Chief Strategic Officer, Werner Haase, our Co-Chairman and CEO, and William

Zabit, President. Mr. Haase is under an employment agreement with us which expires in May 2001. Both Mr. Zabit and Mr. Mednick are under employment agreements with us until December 2002; however, Mr. Mednick's agreement allows him to resign after July 2000. The loss or unavailability of Mr. Mednick, Mr. Haase or Mr. Zabit to us for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that Mr. Mednick's, Mr. Haase's or Mr. Zabit's services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate us. There can be no assurance that we would be able to locate or employ such qualified personnel on acceptable terms. At the present time, we do not have "key man" life insurance covering any of our principal officers.

Control

         Werner Haase, our Co-Chairman and CEO, and his wife Nurit Kahane, who is a Senior Vice President, own together a total of 2,153,900 shares of our common stock, and Mr. Zabit owns 1,048,675 shares, which together represent approximately 17.5% of the total shares outstanding. Under Delaware law, a simple majority of stockholders may constitute a quorum for a meeting of stockholders and may effect any action requiring a vote of stockholders. There are no requirements for supermajority votes on any matter, nor is there any cumulative voting for directors. Therefore, Mr. Haase, his wife and Mr. Zabit jointly will be in a position to substantially influence the election of directors and the conduct of our affairs.

Future Sales of Common Stock

         As of the current time, there are presently 18,266,599 shares of our common stock outstanding. Approximately 8,300,000 of the outstanding shares are deemed to be "restricted securities" ("Restricted Securities") within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Act") by virtue of the fact that they are held by our "affiliates". Of the Restricted Securities, approximately 700,000 are currently eligible for public sale in accordance with Rule 144. Sales made pursuant to Rule 144 could have an adverse effect on the price of our common stock.

Year 2000 Compliance

         We have taken remedial steps to ensure that our computer systems are compliant with the Year 2000 ("Y2K"). In this regard, The Performance Group has purchased for internal operations new personal computers (PCS) which have been tested by the National Software Testing Laboratories (NSTL) and have been certified as Y2K compliant. With respect to client support, the division has upgraded our software at no extra cost and is compliant with Y2K. With respect to our internal software affecting accounting systems and telecommunications, we have purchased additional equipment in order to achieve Y2K compliance in this area. However, it is conceivable that we may experience operational difficulties because of undetected errors or defects in the technology we employ.

No Dividends

         We have not paid any cash dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance our operations.

Recent Developments

         During Fiscal 1999, we made certain strategic acquisitions designed to round out and deepen the competencies in our new business model as an Interactive Architect. The following is a brief description of the strategic acquisitions.

         On September 7, 1998, we acquired Mercury Seven, Inc, a company engaged in creating Internet-based solutions for corporate clients through Internet consulting, interactive marketing strategies and e-commerce development. The consideration for the acquisition was 1,073,333 shares of our Common Stock having a market value of $8,070,000 and cash of $1,500,000.

         On September 9, 1998 we acquired by way of merger Zabit & Associates, Inc., a privately held company engaged in high level corporate consulting and integrated communications. The consideration for the acquisition consisted of the issuance of 2,258,724 shares of our Common Stock having an approximate market value of $18,070,000 and the issuance of four promissory notes aggregating $6.7 million. We also purchased the trade name for $3.2 million and an unaffiliated company for $2.2 million.

         On March 17, 1999, we acquired the assets of Troon Inc., a privately held company offering innovative integrated communications solutions. The consideration for the acquisition of the assets consisted of shares of our Common Stock having a market value of $240,000 and cash of $30,000.

         On August 23, 1999 we acquired by way of merger Enterprise Solution Group, Inc., a privately held company engaged in offering enterprise technology integration services. The consideration for the acquisition consisted of shares of our Common Stock having a market value of $5,200,000.

         In October, 1999, after the end of our Fiscal Year, we acquired by way of merger Distributed Systems Solutions, Inc. ("DSS"), a privately held company engaged in enterprise technology integration services. The consideration for the acquisition consisted of shares of our Common Stock having a market value of $5 million and cash of approximately $4.5 million.

         In all of the foregoing transactions, we entered into employment agreements with certain key personnel of the acquired companies. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") with respect to the issuance of our Common Stock in connection with all of the transactions.

Other Developments

         On April 30, 1999, we sold to one investor 488,281 shares of our Common Stock at $10.24 per share and warrants to purchase for a period of five years beginning on November 7, 1999, an additional 976,562 shares of our Common Stock. We received $5 million in connection with this transaction. In addition, on June 11, 1999 we sold to twelve other investors 488,281 shares of our Common Stock at $10.24 per share. We received total proceeds of $5 million in connection with this transaction. In addition, we granted to all of the investors limited piggy back and demand registration rights. In connection with the sale we relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. The proceeds of $10 million from the offering are intended to be used for certain strategic acquisitions and general working capital purposes.

         In September, 1999 our Board of Directors determined that our Water-Jel division, which manufactures and distributes a line of first aid burn products, was no longer compatible with our Internet business. As a result, we entered into discussions with several prospective purchasers. After the end of the fiscal year we received a purchase agreement from an interested party and we now anticipate closing the sale of the Water-Jel division in the second quarter of our new fiscal year ending August 31, 2000 ("Fiscal 2000").


ITEM 2.  DESCRIPTION OF PROPERTY

         We lease a variety of offices and facilities for our operations as summarized below. We maintain our executive offices at 488 Madison Avenue, New York, NY 10022 and have seventeen other branch offices located throughout the United States. Set forth below is a description of the rental property square footage, and annual rent:

                                                                                        Lease               Annual
Location                  Size and Nature of Facility                                  Expires               Rent
--------                  ---------------------------                                  -------              ------
New York, NY              Office, 46,183 sq.ft.                                          2015            $1,300,000
                          Office, 22,300 sq.ft.                                          2008              $473,000
                          Office, 33,600 sq.ft.                                          1999             $ 671,700
                          Office, 2,065 sq.ft.                                           2001               $42,500
                          Office, 5,500 sq.ft.                                           2002               $82,180

Sausalito, CA             Office, 4,836 sq.ft.                                           2002              $142,176
                          Office, 3,720 sq.ft.                                           1999              $157,212
                          Office, 1,022 sq.ft.                                           2002               $31,900
                          Office, 800 sq. ft.                                            2000               $14,400
                          Office, 615 sq. ft.                                            2002               $18,800

Carlstadt, NJ             Office, Factory 17,700 sq.ft.                                  2003              $120,000
                          Warehouse, 9,600 sq.ft.                                        1999               $48,000

Los Angeles, CA           Office, 3,000 sq.ft.                                           2000               $61,200
                          Office, 1,100 sq.ft.                                           2000               $19,400

Atlanta, GA               Office, 3,100 sq.ft.                                           2002               $37,500

Chicago, IL               Office, 4,161 sq.ft.                                           2003              $112,900
                          Office, 2,200 sq.ft.                                           2000               $44,400

Glen Rock, NJ             Office, 3,822 sq.ft.                                           2001               $65,000

Scottsdale, AZ            Office, 5,365 sq. ft.                                          2002              $110,000


ITEM 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending against us, our officers or employees.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholder vote in the fiscal quarter ended August 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the NASDAQ National Market under the symbol "XCED." Our Class B Warrants formerly traded on the Bulletin Board under the symbol "XCEDW". The Class B Warrants were due to expire on April 30, 1998, but were extended by the board of directors on that date until September 30, 1999. On January 21, 1999, the board of directors voted to have us redeem the Warrants. The last day for exercise of the Warrants was February 21, 1999, at which time the Warrants ceased trading.

         Based on reports furnished by our transfer agent, American Stock Transfer and Trust Company, there are approximately 4,500 shareholders consisting of direct ownership by shareholders and stock held by brokers for the accounts of shareholders.

         The following table sets forth the high and low sales price for our Common Stock and the high and low bid for the Class B Warrants for the periods indicated. Information for all the periods regarding the Common Stock is as reported by the NASDAQ National Market and with respect to the class B warrants as reported by the National Quotation Bureau, LLC. The figures shown represent interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Common Stock                                    High             Low
         ------------                                    ----             ---

Fiscal Year ended August 31, 1999
     1st Quarter ended November 30, 1998                $ 9.188        $  4.125
     2nd Quarter ended February 28, 1999                $12.625        $  6.750
     3rd Quarter ended May 31, 1999                     $24.125        $  8.125
     4th Quarter ended August 31, 1999                  $24.750        $ 12.437

Fiscal Year ended August 31, 1998
     1st Quarter ended November 30, 1997               $  3.500        $  2.120
     2nd Quarter ended February 28, 1998               $  4.593        $  2.062
     3rd Quarter ended May 31, 1998                    $  4.500        $  4.656
     4th Quarter ended August 31, 1998                 $  9.750        $  4.000

         Class B Warrants                              High Bid        Low Bid
         ----------------                              --------        -------

Fiscal Year 1999
     1st Quarter ended November 30, 1998               $  3.50         $  1.062
     Period ended February 28, 1999*                   $  5.75         $  2.875

Fiscal Year ended August 31, 1998
     1st. Quarter ended November 30, 1997            $    .062         $  .062
     2nd Quarter ended February 28, 1998             $    .062         $  .062
     3rd Quarter ended May 31, 1998                  $    .469         $  .125
     4th Quarter ended August 31, 1998               $   3.750         $  .437

*The Class B Warrants ceased trading on that date.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below for the years ended August 31, 1999, 1998, 1997, 1996 and 1995 were derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes.


                                                                Year Ended August 31,
                                       ----------------------------------------------------------------------
                                       1999             1998            1997            1996             1995
                                       ----             ----            ----            ----             ----
                                                      (in thousands, except per share amounts)
Income Statement Data:(1)

Net Revenues                             $73,725           $53,258         $57,589         $50,641          $38,486

Operating income (loss)                 $(12,506)             $252          $3,087          $1,327           $2,605

Net (loss) income                        $(7,610)           $1,550          $1,877            $632           $2,131

Net (loss) income per

    common share

    -Basic                                $(0.50)            $0.20           $0.27           $0.09            $0.30

    -Diluted                              $(0.50)            $0.18           $0.26           $0.09            $0.30

Weighted average number
    of shares outstanding
    -Basic                             15,219,140        7,755,795       7,023,770       7,001,295        6,999,180
    -Diluted                           15,219,140        8,607,636       7,339,625       7,394,012        7,079,388

Balance Sheet Data:

Working capital                          $27,919           $17,333         $10,042          $7,964           $5,199

Total assets                             $90,539           $34,716         $18,800         $17,383          $17,475

Long-term debt                             $2,625              -0-             $52             $91             $130

Cash Dividends                                -0-              -0-             -0-             -0-              -0-

(1) Net revenues and operating (loss) income have been restated to reflect the operations of the Water-Jel division as discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis of financial condition and results of operations of Xceed, Inc. should be read in conjunction with the Company's consolidated financial statements (including notes) that appear in this document.

Overview

         The Company is a leading interactive architect and solutions builder as well as an integrated marketing and communications company with interactive services as its core. The Company helps companies develop e-commerce and e-business solutions, improving people and business performance through communication tools, techniques, and technologies.

         The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                                 Years ended August 31,
                                                 ----------------------
                                               1999         1998        1997
                                               ----         ----        ----
Revenue ..................................    100.0%       100.0%      100.0%
Operating Expenses:
Cost of revenues .........................     69.8         65.9        65.4
Selling, general & admin. ................     36.5         31.5        28.2
Provision for doubtful accounts ..........      1.4           --          --
Stock compensation .......................      1.9           .3          --
Depreciation & amortization ..............      6.6           .2          .4
Research & Development ...................      0.8          1.6          .7
                                              -----        -----       -----
Total operating expenses .................    117.0%        99.5%       94.7%
                                              -----        -----       -----

Operating (loss) income ..................    (17.0)%         .5%        5.3%
                                              -----        -----       -----

Net (loss) income ........................    (10.3)%        2.9%        3.3%
                                              -----        -----       -----


Results of Operations

Fiscal Year 1999 compared to Fiscal Year 1998

         Net revenues for the twelve months ended August 31, 1999 and 1998, were $73.7 million and $53.3 million, respectively, representing an increase of $20.4 million or 38.3% in 1999. This increase was primarily due to the Company's rapid growth of the Interactive business, which accounted for substantially all of the increase. The Company has been successful in increasing the number of interactive services contracts as well as the revenues per interactive services contract resulting in the overall revenue increase in 1999.

         Cost of revenues for the twelve months ended August 31, 1999 and 1998 were $51.5 million and $35.1 million, respectively, representing an increase of $16.4 million, or 46.8% in 1999. This increase is largely due to the increased staffing and infrastructure and cost of acquisitions resulting from the rapid growth and continuing increase in market share of the Company's Interactive business. As a percentage of revenues, cost of revenues increased to 69.8% in 1999 from 65.9% in 1998.

         Selling, general and administrative expenses for the twelve months ended August 31, 1999 and 1998 were $26.9 million and $16.8 million, respectively, representing an increase of $10.1 million or 60.1% in 1999. This increase resulted from increased selling, marketing and corporate expenses associated with the continuing expansion of the Company's Interactive business as well as general and administrative expenses associated with acquisitions made by the Company. As a percentage of revenues, selling general and administrative expense increased to 36.5% in 1999 from 31.5% in 1998.

         Provision for doubtful accounts for the twelve months ended August 31, 1999 and 1998 were $1.0 million and $4,000, respectively. The increase in provision for doubtful accounts reflects the inclusion of start up entities in the client base of the interactive business.

         Stock compensation expense of $1.4 million and $170,000 was reported for the twelve months ended August 31, 1999 and 1998, respectively. These expenses resulted from stock and stock option grants to consultants and employees in lieu of cash payments for services rendered. As a percentage of revenue, stock compensation expense increased to 1.9% in 1999 from .3% in 1998.

         Depreciation and amortization in 1999 and 1998 was $4.9 million and $110,000, respectively, representing an increase of $4.8 million in 1999. This increase was primarily associated with amortization of intangible assets from acquisitions made in the Interactive business of the Company. In addition, the Company incurred increased depreciation expense associated with the purchase and installation of computer systems and related equipment. As a percentage of revenues, depreciation and amortization expense increased to 6.6% in 1999 from
 .2% in 1998.

         Research and development expenses for the twelve months ended August 31, 1999 and 1998 were $579,000 and $866,000, respectively, representing a 33% decrease from the corresponding prior period. Research and development expense for the current fiscal was incurred in connection with the development of E-commerce ventures. Research and development expense for 1998 was incurred in connection with the development of Maestro software.

         Other income for the year ended August 31, 1999 was $396,000 as compared to $1.2 million for the corresponding prior period. The decrease during 1999 is primarily attributable to a $522,000 gain on the sale of investments in fiscal 1998 and the increase in interest expense incurred as a result of the Zabit & Associates, Inc. acquisition on September 14, 1998.

         The Company's effective tax rate for the fiscal year ended August 31, 1999 was (28.5)%. This rate reflects the impact of the amortization of non-tax deductible goodwill in connection with the acquisitions.

         For the twelve months ended August 31, 1999, the Company incurred a loss from continuing operations of $8.7 million compared to income from continuing operations of approximately $700,000 for fiscal 1998. The 1999 loss reflects the personnel requirements and increased corporate infrastructure and related expenses required for the rapidly growing Interactive business. The Company believes these costs are required in order to accommodate the anticipated rapid growth of its interactive business.

         Income, net of related taxes, from discontinued operations for the twelve months ended August 31, 1999 and 1998 was $1 million and $800,000, respectively. Discontinued operations includes results from the Company's Water-Jel First Aid Division, which is expected to be sold in the near future based on management's decision to divest itself of non-strategic assets.

         The Company reported a net loss of $7.6 million in fiscal 1999 compared to net income of $1.5 million in fiscal 1998. The decrease of $9.1 million was due to the factors described above.

Fiscal Year 1998 compared to Fiscal Year 1997

         Net revenue for the twelve months ended August 31, 1998 and 1997, respectively, were $53.3 million and $57.6 million, representing an 8% decrease in net revenues. The decrease in revenue was primarily attributable to three factors. The Company's 1997 change in revenue recognition with respect to TheraCom Integrated Medical Communications, which provides integrated training, communication, and data to the health care industry. The revenue for TheraCom was changed from the completed contract to the recognition of revenue ratably over the life of the project. While this change did not have a material effect on reported net earnings it did result in the recognition of an additional 8 months of gross revenues in fiscal 1997. Gross revenues for this division were $9.2 million in 1997 versus $7.1 million in 1998. Performance Group for the years ending August 31, 1998 and 1997, respectively, reflected $35.2 million and $36.8 million representing a 4% decrease in revenue. This decrease is attributable to the temporary discontinuance of certain services as related to an incentive marketing and communication project.

         In addition, Journeycorp, the Corporate Travel Management division, experienced lower than expected revenue as a result of increased downward pressure by the airline industry regarding commissions paid on ticketed transactions. The revenue for the years ending August 31, 1998 and 1997, respectively, were $11.0 million and $11.6 million, a 5% decrease. In February 1998, the company instituted a management fee program, which helped to significantly offset a major part of the revenue loss.

         Cost of revenue for the years ending August 31, 1998 and 1997 were $35.1 million and $37.6 million, respectively, (representing 66% and 65% of net revenues). Selling, general and administrative expenses for the years ended August 31, 1998 and 1997, were $16.8 million and $16.2 million, respectively, which reflect an increase in personnel cost by Performance Group as well as portions of compensation expenses regarding Company officers. Selling, general and administrative expenses increased as a percentage of net revenue as a result of the decrease in revenues.

         Research and Product Development expenses for the years ended August 31, 1998 and 1997 was $866,000 and $429,000, respectively, representing a 102% increase which were incurred in connection with the Company's continuing development of the Maestro software. Maestro is a proprietary productivity enhancing Internet software utilized for managing training, sales tracking and reporting, awards and recognition programs, and product information for sales forces.

         Other income for the year ending August 31, 1998 was $1.2 million as compared to $271,000 last year. The increase during the 1998 fiscal year reflects a gain on sales of investments of $522,000 and interest earnings of $691,000 as compared to a loss of $20,000 and interest income of $451,000 for the corresponding prior period.

         Net Income for the years ending August 31, 1998 and 1997 was $1.6 million as compared to $1.9 million, respectively, representing a 17% decrease. Part of this difference was offset by a decrease in the Company's effective tax rate from the prior year.


Liquidity and Capital Resources

         At August 31, 1999 the Company had working capital of approximately $28.0 million as compared to $17.3 million at August 31,1998.

         For 1999, the Company used $5.5 million in operating activities. This was the result of a net loss of $7.6 million partially offset by depreciation and amortization of $5.1 million and non-cash compensation of $1.4 million. In addition, the Company had an increase in accounts receivable and earnings in excess of billings of approximately $5.3 million in 1999.

         During 1999, the company used $5.6 million to fund its growth strategy through acquisitions in the interactive business and approximately $2.3 million for the purchase of property and equipment.

         The company raised approximately $24.0 million during 1999 through the proceeds of a private placement of securities as well as proceeds from the exercise of stock options and warrants offset by principal payments of long-term debt of approximately $5.8 million.

         The company's growth strategy is anticipated to be financed through its current cash resources, cash flow from operations and existing and prospective third party credit facilities including a bank line of credit from chase manhattan in the amount of $5 million. the company believes the combination of these sources will be sufficient to fund its operations and to satisfy the company's cash requirements for the next twelve months. there may be circumstances, however, that would accelerate the company's use of its liquid resources. if this occurs, the company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. however, there can be no assurance that suitable debt or equity financing will be available to the company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements commence on Page F-1.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our executive officers and directors are as follows:

      Name                 Age               Position
      ----                 ---               --------

Scott Mednick              43           Chairman and Chief Strategic Officer
Werner Haase               62           Co-Chairman and CEO
William Zabit              51           President and Director
Nurit Kahane Haase         49           Senior VP and Secretary
Norman Doctoroff           66           Director
John Bermingham            60           Director
Terry Anderson             52           Director

         Directors are elected to serve until our next annual meeting of shareholders or until their successors are elected and qualified. The board of directors held six (6) meetings in the fiscal year ended August 31, 1999 and also met informally and acted by written consents during the year. Officers serve at the discretion of the board of directors subject to any contracts of employment. No directors received cash compensation for serving as directors for fiscal 1999; however, directors were reimbursed their expenses in connection with attendance at meetings.

         Werner Haase has served as a director since September 1987 and became Chairman and Chief Executive Officer in July 1996 following the acquisition of Journeycraft and TheraCom by us. For at least five years prior to the acquisitions of the foregoing companies, Mr. Haase had been a director and chief executive officer of Journeycraft. As a result of Mr. Mednick's and Mr. Zabit's contracts with us, Mr. Haase now serves as Co-Chairman and Chief Executive Officer.

         Scott Mednick has entered into an employment agreement with us effective as of July 17, 1998. Pursuant to the terms of the agreement, Mr. Mednick was appointed Chairman until the next annual shareholders' meeting and was also named as Chief Strategic Officer. We agreed to nominate Mr. Mednick as Chairman at the annual meetings of shareholders through 2002. As for Mr. Mednick's background, in 1982, Mr. Mednick established the Mednick Group, a company engaged in graphic design. In 1996, the Mednick Group became THINK New Ideas, Inc., ("THINK") and during the same year completed a public offering. Mr. Mednick served as chairman and chief executive officer of THINK until May 1998, when he resigned. Under Mr. Mednick's direction, THINK, which provides marketing technology and interactive business solutions to Fortune 500 and other corporate clients, was named as one of the top interactive agencies of the year (1995) by both Adweek and the Advertising Club of New York. Mr. Mednick is regarded as a highly respected marketing strategist and graphic designer. He has four graphic design works in the permanent collection of the Library of Congress and has been published in most major design publications.

         William Zabit became our President and a director on September 14, 1998, when we acquired Zabit & Associates, Inc. and he entered into an employment agreement with us. Mr. Zabit founded Zabit & Associates, Inc. and served as its chief executive officer until the acquisition. Under Mr. Zabit's direction, Zabit & Associates, Inc. had won over 150 international awards for communication excellence. Mr. Zabit has participated in advising the White House on communications strategy. Prior to forming Zabit & Associates, Inc., he served in an executive position at William M. Mercer, Inc., where he was responsible for Mercer's western US and national communication practices.

         Nurit Kahane Haase, wife of Werner Haase, became a Senior Vice President and our Secretary in July 1996 following the acquisition of Journeycraft and TheraCom. For more than the past five years, Mrs. Haase has been in charge of the Journeycorp travel management operations.

         Norman Doctoroff has served as a director since May 1996. Until 1995, he served as president of Gemini Industries, a company engaged in the production of consumer electronics accessories. Since then he has served as an independent management consultant to Gemini Industries and other companies.

         John Bermingham has served as a director since November 1997 and served as a consultant to us during 1997. Mr. Bermingham is currently the Chief Executive Officer of Smith Corona Corporation. Mr. Bermingham formerly served as president and chief executive officer of Rolodex Corporation during 1996 and through April 1997. From 1993 to 1996, Mr. Bermingham was employed by AT&T. He held the position of president and chief executive officer of AT&T Smart Cards Systems and Solutions, a division of AT&T. From 1982 through 1993, Mr. Bermingham held various senior executive officer positions with Sony Corporation of America.

         Terry Anderson was elected to serve as a director at our Annual Meeting in March 1999. He is a journalist, teacher, writer and nationally known speaker. He is currently a visiting professor at Ohio University's Scripps School of Journalism and previously taught at Columbia University Graduate School of Journalism. Mr. Anderson is the author of the national best-seller Den of Lions, which chronicles Mr. Anderson's captivity for seven years as a hostage in Lebanon. Mr. Anderson also currently writes a weekly opinion column on political, social and international affairs for King Feature Syndicate.

         Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.           EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                            ----------------------
                                   Annual Compensation
                                   -------------------
                                                                            Awards        Payouts
                                                                            ------        -------
(a)                      (b)        (c)           (d)           (e)         (f)         (g)       (h)       (i)

                                                               Other        Re-      Securities
                                                              Annual     stricted    Underlying    LTIP    All Other
Name and                                                      Compen-     Stock       Options/     Pay-    Compen-
Principal Position      Year      Salary         Bonus        sation     Awarded       SARs(#)     outs     sation
------------------      ----      ------         -----        ------     -------     ----------     ----    ---------
Scott Mednick (1)       1999     $350,000      $1,080,000       $0          $0         300,000     $0       $0
Chairman and Chief      1998     $ 43,750      $   80,000       $0          $0       1,000,000     $0       $0
Strategic Officer       1997

Werner Haase(2)(3)      1999     $500,000      $ 150,000      $84,299       $0          -0-        $0       $0
Co-Chairman and CEO     1998     $500,000      $ 300,000      $80,859       $0        500,000      $0       $0
                        1997     $500,000      $ 300,000      $82,152       $0          -0-        $0       $0

Nurit Haase (2)(3)      1999     $250,000          $0           $0          $0          -0-        $0       $0
Sr. Vice President      1998     $250,000          $0           $0          $0          -0-        $0       $0
                        1997     $250,000          $0           $0          $0          -0-        $0       $0

William Zabit (4)       1999     $400,000          $0           $0          $0          -0-        $0       $0
                        1998        $ 0            $0           $0          $0          -0-        $0       $0
                        1997        $ 0            $0           $0          $0          -0-        $0       $0

------------
(1) Mr. Mednick joined us on July 17, 1998. To induce Mr. Mednick to join us, we agreed to pay him a signing bonus of $960,000 payable in twelve equal installments. The first installment of $80,000 was paid in Fiscal 1998 and the balance of $880,000 was paid in Fiscal 1999. In addition, Mr. Mednick was awarded a bonus of $200,000 for his performance in Fiscal 1999. Prior to the end of Fiscal 1999, we granted to Mr. Mednick 300,000 options exercisable at $17.38 a share, the closing price on date of grant. The options vest August 3, 2000 at the rate of 100,000 per year commencing on that date, except that the vesting may be accelerated under certain circumstances: a change in control, or the receipt by us of at least $150 million from an underwritten public offering, or revenues of $75 million exclusive of revenues granted from the first aid and travel agency operations.

(2) Includes premiums for life insurance policies paid by us on behalf of Mr. Haase.

(3) Both Mr. and Mrs. Haase have employment agreements with us. See "Executive Compensation--Employment Agreements."

(4) Mr. Zabit entered into an employment agreement with us in connection with the acquisition of Zabit & Associates, Inc. ("Zabit") by us in September, 1998. See "Executive Compensation--Employment Agreements."

         The aggregate amount of personal benefits cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person. We offer health insurance to all of our employees. At the present time we do not have any retirement, pension, profit sharing, or other similar programs or benefits for our executive officers.

         With respect to remuneration to directors, Terry Anderson received a fee of $40,000 during Fiscal 1999 for rendering consulting services to us. When Mr. Anderson agreed to join the board of directors, he received a grant of 5,000 options at an exercise price of $6.50 a share, the closing price on the date of grant. No directors have received any cash remuneration for serving as a director; however, Mr. Doctoroff and Mr. Bermingham each received a grant of 50,000 options during Fiscal 1999. The options vest in February 2000. The exercise price is $11.50 a share, the closing price on the date of grant.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable Value
                                                                                          at Assumed Annual Rates of
                                                                                         Stock Price Appreciation for
                                     Individual Grants                                          Option Term
                                     -----------------                                          -----------
           (a)                    (b)                (c)            (d)         (e)           (f)            (g)
                               Number of         % of Total
                              Securities        Options/ SARs
                              Underlying         Granted to      Exercise
                             Options/ SARs      Employees in       Price     Expiration
Name                          Granted (#)        Fiscal Year      ($/Sh)        Date        5% ($)        10% ($)
----                          -----------        -----------    ----------   ----------     ------        -------
Scott Mednick (1)               300,000             32.6%         $17.38       8/3/04        $1,440,532    $1,757,415
Chairman and Chief
   Strategic Officer

---------------
(1) On August 3, 1999, we awarded Mr. Mednick the foregoing options. These options vest at the rate of 100,000 per year commencing August 3, 2000. The vesting may be accelerated under certain prescribed conditions. (See Footnote 1 of Summary Compensation Table.)


               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                         AND FY-ENDED OPTION/SAR VALUES

                                                                                                     Value of
                                                                                  Number of           Unexercised
                                                                                 Unexercised         In-the-Money
                                                                               Options/SARs at      Options/SARs at
                                          Shares            Value                FY-End (#)           FY-End ($)
                                        Acquired on        Realized              Exercisable/         Exercisable/
Name                                   Exercise (#)          ($)                Unexercisable        Unexercisable
----                                    ------------      -----------           -------------        -------------

Scott Mednick (1)                           -0-              -0-              1,000,000 (1)         $11,810,000
Chairman and Chief Strategic Officer                                          (Exercisable)        (Exercisable)
                                                                               300,000(2)            $129,000
                                                                             (Unexercisable)      (Unexercisable)

Werner Haase (3)                            -0-              -0-               743,750 (3)          $10,609,000
Co-Chairman and CEO                                                           (Exercisable)        (Exercisable)

---------------------

(1) The exercise price of the options is $6.00 a share, the average of the closing bid and ask prices on the date of grant.

(2) The 300,000 options begin to vest at the rate of 100,000 per year starting August, 2000.

(3) Of the above figure, 143,750 options have an exercise price of $1.52; 100,000 options have an exercise price of $2.19 and 500,000 options have an exercise price of $4.40. The grants provide that 250,000 shares cannot be sold until the market price of our common stock attains certain levels: $8.12 for 125,000 shares and $10.12 for the other 125,000 shares.

Employment Agreements

         In July 1996, we entered into a five-year employment agreement with Nurit Kahane Haase effective as of July 1, 1996. The agreement provides for annual compensation of $250,000 per year. In the event of a change in control of Xceed, Mrs. Haase is entitled to receive a one-time payment equal to three times her then current annual compensation. A change of control includes the acquisition of over 30% of our stock, the sale or transfer of over 50% of our assets, or certain mergers or other combinations.

         In December 1996, we entered into a five-year employment agreement with Werner Haase effective as of January 1, 1997. The agreement provides for annual compensation of $500,000 per year as well as the maintenance of various insurance policies. In the event of a change in control of Xceed, Mr. Haase is entitled to receive a one-time payment equal to three times his then current annual compensation. A change of control includes the acquisition of over 30% of our stock, the sale or transfer of over 50% of our assets, or certain mergers or other combinations. Mr. Haase's agreement also entitles him to receive bonuses at the discretion of the board of directors.

         On July 17, 1998, we entered into a four-year employment agreement with Scott Mednick. The agreement provides that Mr. Mednick is to receive a signing bonus of $960,000 payable in twelve (12) equal installments. In addition, Mr. Mednick is to receive an annual salary of $350,000 together with bonuses not less than $100,000 a year. The granting of said bonus is subject to our future performance as well as Mr. Mednick=s performance. The agreement also provides for the granting of 1,000,000 options exercisable at $6.00 per share. While Mr. Mednick may exercise all of the options at any time, he may only sell 500,000 of the 1,000,000 underlying shares in increments of 100,000 shares each when the trading price of our common stock attains certain price levels ranging from $12.00 per share to $24.00 per share. The foregoing restrictions on the sales are for a period of 48 months. The agreement further provides that Mr. Mednick is to serve as Chairman of the board of directors subject to shareholder approval at each annual meeting and that Mr. Mednick is also employed as our Chief Strategic Officer. Mr. Mednick's employment agreement was amended in Fiscal Year 1999 and now provides for a guaranteed bonus of $100,000 for each year of his employment. Further, Mr. Mednick was granted options to acquire 300,000 shares of common stock at $17.38 per share. The options vest at a rate of 100,000 per year commencing August 3, 2000. In addition, a "change of control" provision was added to his employment agreement and provides that, in the event of a change of control of Xceed, Mr. Mednick shall receive additional compensation in an amount equal to three times his then current salary. A change of control includes the acquisition of over 30% of our common stock without consent of our board of directors, certain mergers or consolidations, or the sale or transfer of over 50% of our assets.

         In connection with the acquisition of Zabit & Associates, we entered into an employment agreement with William Zabit. The agreement provides that Mr. Zabit is employed for a term of four years as our President and receives an annual salary of $400,000 together with bonuses at the discretion of the board of directors. The agreement also provides that Mr. Zabit is to serve as a director subject to the approval of shareholders at each annual meeting.

Stock Option Plans

         We have adopted five stock option plans. The Non-Qualified Stock Option Plan ( the "NQSO Plan") which expired on April 6, 1994 covering 187,500 shares of our common stock, $.08 par value, pursuant to which our officers and employees were eligible to receive non-qualified stock options. All options granted under the NQSO Plan have been at exercise prices at least equal to the fair market value of our common stock on the date of grant. Options to acquire a total of 28,000 shares at an exercise price of $1.52 remain outstanding as of August 31, 1999.

         Under the 1990 Stock Option Plan (the "1990 Plan") we may grant to our officers, key employees and others who render services to us, options to purchase up to 187,500 shares of our common stock at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value in the case of non-qualified options for such stock. Options to acquire a total of 25,000 shares at an exercise price of $1.52 remain outstanding as of August 31, 1999.

         The 1995 Stock Option Plan (the "1995 Plan") operates on substantially the same terms as the 1990 Plan except that it includes option to purchase up to 500,000 shares of our common stock. Any options granted under the plan expire ten years from the date of grant. The plan expires March 1, 2005. As of August 31, 1999, all available options had been granted under the 1995 Plan and options to acquire a total of 335,000 shares remain outstanding at an exercise price of $2.19 per share.

         The 1998 Stock Option Plan (the "1998 Plan"), which was adopted in February 1998, provides for the issuance of up to 2,000,000 options for the purchase of up to 2,000,000 shares of our common stock. The 1998 Plan authorizes the issuance of incentive stock options which qualify under Section 422A of the Internal Revenue Code as well as the issuance of non-statutory options. The 1998 Plan authorizes the issuance of options to employees, officers and employee-directors. Non-statutory options may also be issued to others who render services to us. Any options granted under the 1998 Plan, unless specifically designated otherwise, expire on March 1, 2008. As of August 31, 1999, all available options had been granted under the 1998 Plan and there were 1,703,000 options outstanding. The 1998 Plan is administered by an option committee consisting of Werner Haase, Norman Doctoroff and John Bermingham.

         At our annual meeting of shareholders on March 12, 1999, shareholders approved the adoption of the Xceed 1999 Long-Term Incentive Plan (the "Plan"), which provides for the issuance of up to 3,000,000 shares of our common stock. The Plan permits the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. As of August 31, 1999, 2,978,000 options had been issued under the Plan and 2,972,000 options were outstanding. The Plan is administered by Werner Haase, Norman Doctoroff and John Bermingham, all of whom comprise the Option Committee and the Compensation Committee.

         As of August 31, 1999, there were 1,220,000 non-qualified key employee options outstanding.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 15, 1999 by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all officers and directors as a group:

                                   Amount and Nature of
Name and Address                    Beneficial Ownership           Percentage
----------------                    --------------------           ----------

Werner G. Haase (1)(2)                   1,820,700                    9.6%
488 Madison Avenue
New York, NY  10022

Nurit Kahane Haase (2)                   1,076,950                    5.9%
488 Madison Avenue
New York, NY  10022

Scott Mednick (3)                        1,000,000                    5.2%
7927 Mulholland Drive
Los Angeles, CA 90046

William Zabit (4)                        1,048,675                    5.7%
565 Bridgeway
Sausalito, CA 94965

Norman Doctoroff (5)                         75,000                     *
81 Two Bridges Road
Fairfield, NJ

John Bermingham (6)                          50,000                     *
6 Round Hill Road
Kinnelon, NJ 07405

Theodore Deikel (7)                      1,464,843                    7.6%
2424 West Lake of the Isles
Minneapolis, MN 55405

All officers and directors               5,071,325                    25.2%
as a group (6 persons)

--------------------
         (1) Consists of 1,076,950 shares of common stock and 743,750 options, all of which have vested and are exercisable at various prices ranging from $1.52 a share to $4.40 a share. See "Executive Compensation - Options/SAR Grants in Last Fiscal Year."

         (2) Werner Haase disclaims any beneficial interest in the shares held by his wife Nurit Kahane Haase. Mrs. Haase disclaims any beneficial interest in the shares belonging to her husband.

         (3) Represents options granted to Mr. Mednick. With respect to these options, Mr. Mednick is restricted to the sale of 500,000 of these options, which may only be sold in increments of 100,000 shares each when the market price of our common stock attains certain price levels ranging from $12.00 a share to $24.00 a share. The restrictions are for a period of 48 months. Does not include 300,000 options awarded to Mr. Mednick during Fiscal 1999, because these options do not vest until August, , 2000. See "Executive Compensation - Aggregated Option/SAR Exercise in Last Fiscal Year and FY-Ended Option/SAR Values."

         (4) Mr. Zabit received these shares in exchange for his shares of Zabit & Associates.

         (5)  Does not include 50,000 options which vest in February 2000.

         (6) Represents shares issuable upon the exercise of options at an exercise price of $3.44 a share, which Mr. Bermingham has received as director's compensation. The exercise price was the closing bid price on the date of grant. Does not include 50,000 options which vest in February 2000.

         (7) Mr. Deikel purchased his shares pursuant to a Regulation D offering by us in May, 1999. The shares are not registered at the present time. The above figure includes warrants to purchase 976,562 shares of Common Stock at an exercise price of $19.01 per share ("Business--Other Developments").

         *  Represents less than one percent (1%) ownership.



ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1996, we entered into a four-year consulting agreement with Target Capital Corp. and Yitz Grossman, which went into effect on September 1, 1996 and terminates on May 16, 2000. Mr. Grossman was our Chairman and Secretary at the time the agreement was entered into. Mr. Grossman resigned as an officer and director in December 1996. The agreement provides for annual compensation of $150,000 per year and an annual bonus of $30,000. Mr. Grossman is not required to devote his full time to us. In the event of a change of control, the agreement provides for a one-time payment equal to three times the then current annual compensation. A change of control includes the acquisition of over 30% of our stock, the sale or transfers of over 50% of our assets, or certain mergers or other combinations.

         Prior to July 1996, Werner Haase had borrowed funds from Journeycraft which at the time of the acquisition of Journeycraft by us amounted to $1,000,000. As a result of the acquisition, the loan was transferred to us. The loan bears interest at 7% and is payable in annual installments of $100,000 which amount is first applied to interest and the balance to reduce principal. The remaining balance and any accrued interest is due in full in December, 2016. As of August 31, 1999, $1,223,000 was due from Mr. Haase. See "Financial Statements--Footnotes."

         In connection with our acquisition of Zabit & Associates, we were required to pay off certain promissory notes which were due to two former shareholders of Zabit & Associates in March, 1999. At that time we paid William Zabit, President of Xceed, $3,874,000 consisting of $3,840,000 of principal and $134,000 of interest. The other shareholder, also now an employee of Xceed, received $993,600 consisting of $960,000 principal and $33,600 of interest.



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

         (b)      Reports on Form 8-K

                  1. Report on Form 8-K dated February 27, 1998 and filed with the Commission on June 24, 1999 and the sale pursuant to Regulation D of 976,562 shares of

                           Common Stock and warrants to purchase 976,562 additional shares of Common Stock. This report includes as an exhibit the Securities Purchase Agreement between the Company and the investors.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       XCEED INC.

                                       By  /s/ Werner G. Haase
                                       ----------------------------
                                       Werner G. Haase
                                       Chief  Executive Officer

Dated: November 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 29, 1999 by the following persons on behalf of Registrant and in the capacities indicated.

                                        /s/ Scott Mednick
                                      --------------------------------------
                                      Scott Mednick, Chairman and Chief
                                      Strategic Officer

                                         /s/ Werner G. Haase
                                      --------------------------------------
                                      Werner G. Haase,
                                      Co-Chairman and Chief Executive Officer

                                        /s/ William Zabit
                                     --------------------------------------
                                       William Zabit, President and Director

                                        /s/ Norman Doctoroff
                                     --------------------------------------
                                       Norman Doctoroff, Director

                                        /s/ John Bermingham
                                     --------------------------------------
                                       John Bermingham, Director

                                        /s/ Terry Anderson
                                     --------------------------------------
                                       Terry Anderson, Director

                          XCEED, INC. AND SUBSIDIARIES

             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED AUGUST 31, 1999


                                    CONTENTS


                                                                   Page

Independent auditors' report                                        F-1

Consolidated balance sheets                                         F-2

Consolidated statements of operations                               F-3

Consolidated statement of stockholders' equity                      F-4

Consolidated statements of cash flows                               F-5

Notes to consolidated financial statements                      F-6 - F-21

                          Independent Auditors' Report




Board of Directors and Stockholders
Xceed, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Xceed, Inc. and Subsidiaries as of August 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xceed, Inc. and Subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended August 31, 1999, in conformity with generally accepted accounting principles.




                                                   HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
November 19, 1999

                          XCEED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                            August 31,
                                                                                 -------------------------------
                  ASSETS (Note 8)                                                   1999                  1998
                  ------                                                         ---------             ---------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $  19,754             $  13,789
   Investment in marketable securities (Note 5)                                        367                    97
   Accounts receivable, net of allowance for uncollectible
     accounts of $1,190 and $25, respectively                                        8,999                 5,325
   Program costs and earnings in excess of customer billings                         5,721                 3,287
   Income tax refund receivable                                                      2,437                    -
   Inventories                                                                          -                  1,022
   Prepaid expenses and other current assets                                         1,024                   861
   Deferred income taxes (Note 10)                                                     358                    14
   Net assets held for sale (Note 4)                                                 2,356                    -
                                                                                 ---------             ---------
       Total current assets                                                         41,016                24,395

PROPERTY AND EQUIPMENT, net (Notes 6 and 9)                                          3,268                 1,533
DUE FROM OFFICER (Note 7)                                                            1,223                 1,223
GOODWILL, net of accumulated amortization
   of $3,891 and $0, respectively (Note 3)                                          40,575                 6,088
DEFERRED INCOME TAXES (Note 10)                                                      1,046                   484
OTHER ASSETS                                                                         3,411                   993
                                                                                 ---------             ---------

                                                                                 $  90,539             $  34,716
                                                                                 =========             =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable, banks (Note 8)                                                 $     862             $      -
   Accounts payable and accrued expenses                                             5,720                 3,157
   Accrued compensation                                                              2,588                 2,636
   Current portion of long-term debt (Note 9)                                          389                    41
   Customer billings in excess of program costs and earnings                         3,538                 1,009
   Income taxes payable (Note 10)                                                       -                    219
                                                                                 ---------             ---------
       Total current liabilities                                                    13,097                 7,062
                                                                                 ---------             ---------

LONG-TERM DEBT (Note 9)                                                              2,625                    -
                                                                                 ---------             ---------
ACCRUED LEASE OBLIGATION                                                               875                   875
                                                                                 ---------             ---------
OTHER LIABILITIES (Note 3)                                                           1,661                   587
                                                                                 ---------             ---------
COMMITMENTS (Note 14)

STOCKHOLDERS' EQUITY (Notes 3 and 11):
   Common stock, $.01 par value; authorized 30,000,000 shares;
     17,747,554 and 10,277,053 issued and outstanding, respectively                    177                   103
   Preferred stock, $.08 par value; authorized 125,000
     shares; -0- issued and outstanding                                                 -                     -
   Net unrealized loss on marketable securities                                        (20)                  (27)
   Additional paid-in capital                                                       79,379                22,657
   Unearned compensation                                                            (3,216)                 (112)
   (Deficit) retained earnings                                                      (3,968)                3,642
                                                                                 ---------             ---------
                                                                                    72,352                26,263
   Treasury stock, at cost; 15,000 shares                                              (71)                  (71)
                                                                                 ---------             ---------
                                                                                    72,281                26,192
                                                                                 ---------             ---------

                                                                                 $  90,539             $  34,716
                                                                                 =========             =========

                 See notes to consolidated financial statements

                          XCEED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                    Years Ended
                                                                                    August 31,
                                                                  ----------------------------------------------
                                                                      1999              1998              1997
                                                                  -----------        ----------        ---------

REVENUES (Note 12)                                                $    73,725        $   53,258        $  57,589
                                                                  -----------        ----------        ---------

OPERATING EXPENSES:  (Notes 12, 15 and 17)
   Cost of revenues                                                    51,491            35,086           37,640
   Selling, general and administrative                                 26,878            16,770           16,248
   Provision for doubtful accounts                                      1,000                 4               27
   Stock compensation                                                   1,390               170               -
   Depreciation and amortization                                        4,893               110              158
   Research and development                                               579               866              429
                                                                  -----------        ----------        ---------
                                                                       86,231            53,006           54,502
                                                                  -----------        ----------        ---------
OPERATING (LOSS) INCOME                                               (12,506)              252            3,087
                                                                  -----------        ----------        ---------

OTHER INCOME (EXPENSE):
   Interest income                                                        735               691              451
   Interest expense                                                      (485)               (4)             (71)
   Gain on sale of investments                                             24               522              (20)
   Other, net                                                             122                39              (89)
                                                                  -----------        ----------        ---------
                                                                          396             1,248              271
                                                                  -----------        ----------        ---------

(LOSS) INCOME FROM CONTINUING
   OPERATIONS BEFORE (BENEFIT)
   PROVISION FOR INCOME TAXES                                         (12,110)            1,500            3,358

INCOME TAX (BENEFIT) PROVISION (Note 10)                               (3,450)              753            1,977
                                                                  -----------        ----------        ---------
(LOSS) INCOME FROM CONTINUING
   OPERATIONS                                                          (8,660)              747            1,381
INCOME FROM DISCONTINUED OPERATIONS,
   net of tax provision of $700, $536 and $331,
   respectively (Note 4)                                                1,050               803              496
                                                                  -----------        ----------        ---------

NET (LOSS) INCOME                                                 $    (7,610)       $    1,550        $   1,877
                                                                  ===========        ==========        =========

NET (LOSS) INCOME PER COMMON SHARE  (Note 11):
   Basic:
     (Loss) income from continuing operations                         $ (.57)           $ .10             $ .20
     Income from discontinued operations                                 .07              .10               .07
                                                                      ------            -----             -----
     Net (loss) income                                                $ (.50)           $ .20             $ .27
                                                                      ======            =====             =====

   Diluted:
     (Loss) income from continuing operations                         $ (.57)           $ .09             $ .19
     Income from discontinued operations                                 .07              .09               .07
                                                                      ------            -----             -----
     Net (loss) income                                                $ (.50)           $ .18             $ .26
                                                                      ======            =====             =====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING:
     Basic                                                         15,219,140         7,755,795        7,023,770
                                                                =============         =========        =========
     Diluted                                                       15,219,140         8,607,636        7,339,625
                                                                =============         =========        =========

                 See notes to consolidated financial statements

                          XCEED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                            (Notes 3, 5, 10 and 11)

                                         Common Stock       Preferred Stock
                                      30,000,000 Shares      125,000 Shares                       Net
                                       $.01 Par Value       $.08 Par Value                     Unrealized
                                     -------------------   ----------------      Additional    (Loss) Gain
                                                    Par                 Par       Paid-in      on Marketable
                                       Shares      Value       Shares  Value      Capital        Securities
                                     -----------  ----------   ------ -------    ----------   -----------

Balance, September 1, 1996             7,020,180   $  70        -     $   -       $ 10,163         $  307
Comprehensive income:
   Net income                                 -       -         -         -             -              -
   Marketable securities
     valuation adjustment                     -       -         -         -             -             (91)

   Comprehensive income

Exercise of options/warrants              23,000      -         -         -             48             -
                                     -----------   -----    ------    ------      --------         ------
Balance, August 31, 1997               7,043,180      70        -         -         10,211            216

Comprehensive income:
   Net income                                 -       -         -         -             -              -
   Marketable securities
     valuation adjustment                     -       -         -         -             -            (243)

   Comprehensive income

Exercise of options/warrants           1,983,873      20        -         -          5,927             -
Purchase of 5,000 shares
   of treasury stock                          -       -         -         -             -              -
Issuance of stock options
   for services                               -       -         -         -            282             -
Amortization of unearned
   compensation                               -       -         -         -             -              -
Common stock issued for business
   acquisitions                        1,250,000      13        -         -          6,237             -
                                     -----------   -----    ------    ------      --------         ------
Balance, August 31, 1998              10,277,053     103        -         -         22,657            (27)

Comprehensive (loss):
   Net (loss)                                 -       -         -         -             -              -
   Marketable securities
     valuation adjustment                     -       -         -         -             -               7

   Comprehensive (loss)

Exercise of options/warrants           2,809,910      28        -         -         14,011             -
Common stock issued for
   acquired businesses                 3,174,143      31        -         -         27,676             -
Securities issued in private
   placement                             976,562      10        -         -          9,990             -
Issuance of securities for
   services                              509,886       5        -         -          4,489             -
Amortization of unearned
   compensation                               -       -         -         -             -              -
Tax benefit from exercise
   of stock options                           -       -         -         -            556             -
                                     -----------   -----    ------    ------      --------         ------
Balance, August 31, 1999              17,747,554   $ 177        -     $   -       $ 79,379         $  (20)
                                     ===========   =====    ======    ======      ========         ======


                                                        Retained
                                          Unearned      Earnings/       Treasury
                                        Compensation    (Deficit)         Stock        Total
                                        ------------   ------------    ----------    ---------

Balance, September 1, 1996                 $    -          $    215    $  (56)        $ 10,699
       --------                                                                      ---------
Comprehensive income:
   Net income                                   -             1,877           -          1,877
   Marketable securities
     valuation adjustment                       -                -            -            (91)
                                                                                     ---------
   Comprehensive income                                                                  1,786
                                                                                     ---------
Exercise of options/warrants                    -                -            -             48
                                           -------         --------        -----     ---------
Balance, August 31, 1997                        -             2,092          (56)       12,533
                                                                                     ---------
Comprehensive income:
   Net income                                   -             1,550           -          1,550
   Marketable securities
     valuation adjustment                       -                -            -           (243)
                                                                                     ---------
   Comprehensive income                                                                  1,307
                                                                                     ---------
Exercise of options/warrants                    -                -            -          5,947
Purchase of 5,000 shares
   of treasury stock                            -                -           (15)          (15)
Issuance of stock options for
   services                                   (262)              -            -             20
Amortization of unearned
   compensation                                150               -            -            150
Common stock issued for business
   acquisitions                                 -                -            -          6,250
                                           -------         --------        -----     ---------
Balance, August 31, 1998                      (112)           3,642          (71)       26,192
                                                                                     ---------
Comprehensive (loss):
   Net (loss)                                   -            (7,610)          -         (7,610)
   Marketable securities
     valuation adjustment                       -                -            -              7
                                                                                     ---------
   Comprehensive (loss)                                                                 (7,603)
                                                                                     ---------
Exercise of options/warrants                    -                -            -         14,039
Common stock issued for
   acquired businesses                          -                -            -         27,707
Securities issued in private
   placement                                    -                -            -         10,000
Issuance of securities for
   services                                 (4,494)              -            -             -
Amortization of unearned
   compensation                              1,390               -            -          1,390
Tax benefit from exercise
   of stock options                             -                -            -            556
                                           -------         --------        -----     ---------
Balance, August 31, 1999                   $(3,216)        $ (3,968)      $  (71)     $ 72,281
                                           =======         ========       ======     =========




                 See notes to consolidated financial statements
                                      F-4

                          XCEED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Years Ended
                                                                                     August 31,
                                                                     -------------------------------------------
                                                                       1999             1998              1997
                                                                     --------         ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                 $ (7,610)        $   1,550         $  1,877
                                                                     --------         ---------         --------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by
     operating activities:
       Loss (gain) on sale of marketable securities                       (24)             (522)              20
       Loss (gain) on sale of equipment                                     6                (9)              -
       Loss on impairment of notes receivable                              -                 -               100
       Provision for losses on accounts receivable                      1,000                 4               27
       Non-cash compensation                                            1,390               170               -
       Depreciation and amortization                                    5,098               351              461
       Deferred income taxes                                           (1,676)             (135)             451
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                         (2,833)           (1,166)             575
           Inventories                                                   (114)              342             (262)
           Program costs and earnings in excess of billings            (2,434)           (1,248)          (1,775)
           Prepaid expenses and other current assets                     (119)             (527)             (53)
           Other assets                                                   476              (105)              32
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                        1,441             1,435              771
           Income taxes payable                                        (2,086)             (358)             139
           Customer billings in excess of program costs                 2,205                95           (1,208)
           Accrued lease liability                                         -                 11               22
           Deferred revenues                                             (170)              587               -
           Other current liabilities                                       -                 -               (15)
                                                                     --------         ---------         --------
       Total adjustments                                                2,160            (1,075)            (715)
                                                                     --------         ---------         --------
       Net cash (used in) provided by operating activities             (5,450)              475            1,162
                                                                     --------         ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in marketable securities                                  (822)             (741)             (27)
   Proceeds from sale of marketable securities                            588             1,527              138
   Increase in notes receivable                                            -                 -              (100)
   Proceeds from sale of property and equipment                            -                 10               13
   Net cash (used in) acquired from acquisition of businesses          (5,592)               44               -
   Acquisition of property and equipment                               (2,335)             (207)            (150)
                                                                     --------         ---------         --------
       Net cash (used in) provided by investing activities             (8,161)              633             (126)
                                                                     --------         ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                (5,765)              (49)             (39)
   Repayment of notes payable                                            (787)               -            (1,065)
   Proceeds from notes payable                                            862                -                -
   Proceeds from long-term debt                                         1,227                -                -
   Advances (to) from affiliate                                            -               (432)             (83)
   Purchase of treasury stock                                              -                (15)              -
   Proceeds from the exercise of warrants and options                  14,039             5,947               48
   Proceeds from private placement offering                            10,000                -                -
                                                                     --------         ---------         --------
       Net cash provided by (used in) financing activities             19,576             5,451           (1,139)
                                                                     --------         ---------         --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 5,965             6,559             (103)
CASH AND CASH EQUIVALENTS, beginning of year                           13,789             7,230            7,333
                                                                     --------         ---------         --------
CASH AND CASH EQUIVALENTS, end of year                               $ 19,754         $  13,789         $  7,230
                                                                     ========         =========         ========

                 See notes to consolidated financial statements
                                      F-5

                          XCEED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED AUGUST 31, 1999
                (in thousands, except share and per share data)

1.     Organization and Nature of Operations:

       Xceed, Inc. and Subsidiaries (the "Company") is an integrated marketing and communications company. Through the strategic acquisitions discussed in Note 3, the Company has focused its efforts in providing companies with e-commerce and e-business solutions, improving people and business performance through communication tools, techniques and technologies. These services include website design and maintenance and e-commerce consulting.

       The year ended August 31, 1999 represents a transitional year of operations as an internet service company. A significant portion of historic revenues included in the accompanying financial statements have been generated from the fulfillment of awards pursuant to incentive performance programs, fees designing and implementing training and communication programs in the health field, and revenues from travel management services rendered to major U.S. corporations.

2.     Summary of Significant Accounting Policies:

       a. Principles of consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

       b. Revenue recognition

          The Company derives its revenues primarily from consulting service agreements, including retainer fees, fixed-price and time-and-materials agreements.

       Revenues for internet and e-commerce programs and long-term performance improvement programs are recognized using primarily the percentage of completion method, whereby revenue and related costs are recognized as work on the contract progresses. Provisions for contract adjustments and losses are recorded in the period such items are identified.

          Billings and costs of performance programs are recorded on the balance sheet, as program costs and earnings, until the program is essentially complete, at which time the Company recognizes revenue and expense. Performance programs costs include the costs of goods and services incurred for award fulfillment.

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

       c.  Investments in marketable securities  (Cont'd)

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

       e.  Goodwill and intangible assets

           Goodwill and other intangible assets resulting from the Company's acquisitions of Internet professional services firms is estimated by management to be associated with the workforce acquired, customer base, industry contacts, and technological know-how. Accordingly, a significant portion of the purchase price of each acquisition is considered to relate to goodwill. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals, goodwill recorded in connection with the Company's acquisitions of Internet professional services firms is amortized on a straight-line basis over the estimated period of benefit (seven years). Goodwill recorded in connection with the Company's acquisition of a corporate communications firm is amortized on a straight-line basis over twelve years.

       f.  Concentration of risk

           The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within ninety days and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

           The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue. However, the integrated corporate communications division includes start-up companies in its client base. Although the Company generally does not require collateral, reserves for potential credit losses are maintained and such losses have been within management's expectations.

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

       k. Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to accounts receivable, recoverability and lives of goodwill and revenues and costs on percentage of completion contracts. Actual results could differ from those estimates.

       l.  Advertising costs

           Advertising costs are charged to operations when the advertising first takes place.

       m.  Statement of cash flows

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       n.  Comprehensive income (loss)

           Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of net unrealized gain (loss) on marketable securities. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

       o.  New accounting pronouncements

           In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements.

           In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The company is required to implement SOP 98-1 for the year ending August 31, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's financial condition or results of operations.

           In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

       p.  Reclassifications

           Certain reclassifications have been made to the financial statements for the year ended August 31, 1998 and 1997 to conform with the classifications used in 1999.

3.     Business Combinations:

       a.  Acquired entities

           During the period from August 29, 1998 through August 31, 1999, the Company completed the acquisitions of four internet professional services firms in various transactions accounted for as purchase business combinations. Collectively, the companies are referred to herein as the "Acquired Entities." The aggregate purchase price of the Acquired Entities was approximately $21,533, including 2,640,364 shares of common stock ($19,740) and cash and related expenses ($1,793).

           The acquisition prices of the Acquired Entities were allocated, on an entity-by-entity basis, to the assets acquired, including tangible and intangible assets and liabilities assumed based upon the fair values of such assets and liabilities on the dates of the acquisitions. The historical carrying amounts of the tangible assets and liabilities approximated their fair values on the dates of acquisitions. Approximately $20,885 of the aggregate purchase price was allocated to goodwill, primarily workforce in place, and is being amortized over its estimated useful life of seven years.

       b.  Zabit & Associates

           In September 1998, the Company acquired Zabit & Associates, Inc. and Affiliate ("Zabit"), a company engaged in corporate communications. In exchange for all of the outstanding shares of Zabit, the Company issued 2,258,724 shares of restricted common stock having a market value of $18,070 and notes totaling $6,370, together with cash consideration of $5,200. The Company accounted for this acquisition under the purchase method of accounting. Approximately $23,000 and $3,000 of the purchase price was allocated to goodwill and trademark, respectively, and are being amortized over their estimated useful lives of twelve years.

           The stock consideration of $18,070 included $5,000 of common stock issued to Zabit shareholders/employees in connection with future services to be provided. In the event an individual's employment is terminated within a four year period, their shares are forfeited and revert back to Zabit's principal shareholder, and will be classified as additional goodwill. As of August 31, 1999, approximately $1,039 of the $5,000 has been forfeited.

       c.  Xceed Atlanta

           During 1999, the Company acquired the remaining 50% interest in Xceed Atlanta ("Atlanta") owned by an individual shareholder for 210,000 shares of common stock, valued at $1,365. The shares had not been issued as of August 31, 1999, and accordingly, the consideration due is included in Other Liabilities in the accompanying financial statements. The transaction has been accounted for under the purchase method of accounting.

           The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combinations described above had occurred on September 1, 1997:
                                                   Years Ended August 31,
                                              --------------------------------
                                                 1999                  1998
                                                 ----                  ----

     Revenues                                 $  77,715             $  74,584
     Loss from continuing operations             (9,589)               (4,193)
     Net loss                                    (8,539)               (3,390)
     Basic net loss per share                 $   (0.54)            $   (0.26)

       The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

           Subsequent to year end, the Company entered into additional business combinations (see Note 18).

4.     Discontinued Operations:

       In October 1999, the Company entered into a non-binding letter of intent to sell the net operating assets of its first-aid products division ("Water-Jel") to an unrelated company. Accordingly, the operating results of Water-Jel's operations for the year ended August 31, 1999 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

       The Company has restated its prior financial statements to present the operating results of Water-Jel operations as a discontinued operation. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheet at August 31, 1999. The balance sheet at August 31, 1998 has not been restated to reflect the disposition.

       Summarized financial information for the discontinued operation is as follows:

                                                                           Years Ended August 31,
                                                            -----------------------------------------------------
                                                               1999                  1998                  1997
                                                               ----                  ----                  ----

           Operating revenues                               $   6,210             $  5,940              $  5,296
           Income before tax provision                          1,750                1,339                   827
           Income from discontinued operations,
              net of tax provision                              1,050                  803                   496

5.     Investment in Marketable Securities:

       Marketable equity securities, which are classified as available-for-sale securities, are valued at the fair value of the securities and the unrealized gain (loss) on the securities, net of income taxes, is reflected in stockholders' equity. During the years ended August 31, 1999 and 1998, the net change in the valuation adjustment on marketable securities classified as available-for-sale amounted to $7 and $(243), respectively.

       The carrying amounts of investment securities as shown in the balance sheet of the Company and their approximate values were as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized
       August 31, 1999                                Cost          Gains         Losses        Fair Value
       ---------------                               -------      -----------   -----------   -------------

       Securities available-for-sale
         equity investments                          $   400         $ 6        $       (39)     $        367
                                                     =======         ===        ===========      ============

       August 31, 1998

       Securities available-for-sale
         equity investments                          $   170         $ -        $       (73)     $        97
                                                     =======         ====       ===========      ===========

6.     Property and Equipment:

       Property and equipment, at cost, consists of the following:

                                                                                            August 31,
                                                                                  -------------------------------
                                                                                    1999                  1998
                                                                                    ----                  ----

       Machinery and equipment                                                    $  4,211              $  2,490
       Furniture and fixtures                                                          461                   457
       Software                                                                        342                   175
       Transportation equipment                                                         -                     61
       Leasehold improvements                                                          563                 1,031
                                                                                  --------              --------
                                                                                     5,577                 4,214
       Less accumulated depreciation and amortization                                2,309                 2,681
                                                                                  --------              --------

                                                                                  $  3,268              $  1,533
                                                                                  ========              ========

7.     Due From Officer:

       Due from officer represents a loan to the Company's Co-Chairman. The loan bears interest at 7% and is payable in annual installments of $100, first applied to accrued interest, with the balance applied to reduce the principal. The remaining unpaid principal and any accrued interest is payable in full in December 2016.

8.     Notes Payable, Bank:

       In 1999, the Company entered into a credit agreement with a bank which allowed for borrowings of up to $5,000. The line expires on February 29, 2000 and is collateralized by the Company's personal property. As of August 31, 1999, there were no amounts outstanding under this line of credit.

       Zabit is party to a credit agreement which provides for maximum borrowings equal to the lesser of (i) $950 or (ii) 85% of eligible accounts receivable. Borrowings are due on demand and bear interest at 9.25%. As of August 31, 1999, $862 was outstanding under this agreement.

9.     Long-Term Debt:

       Long-term debt consists of the following:
                                                                                            August 31,
                                                                                  -----------------------------
                                                                                    1999                  1998
                                                                                  -------                 -----
       Notes payable, bearing interest at 7%, payable in
         September 2002 (a)                                                       $  1,930              $     -
       Note payable, bearing interest at 10%, payable
         in monthly installments of $13 through
         October 2002; collateralized by equipment                                     487                    -
       Note payable, bearing interest at 9.5%, payable
         in monthly installments of $1 through April
         2004; collateralized by equipment                                              73                    -
       Capital leases, payable in monthly installments of
         $17, including interest, expiring from April 2001
         through January 2002, collateralized by equipment                             413                    -
       Other                                                                           112                    41
                                                                                  --------              --------
                                                                                     3,014                    41
       Less current portion                                                            389                    41
                                                                                  --------              --------
       Long-term debt, excluding current portion                                  $  2,625              $     -
                                                                                  ========              ========


       (a) Payable to former Zabit shareholders in connection with acquisition (see Note 3). The noteholders are currently officers/employees of the Company.

       Maturities of long-term debt are as follows:

             Year Ending                                    Bank and              Capitalized
              August 31,                                   Other Debt               Leases                Total
           ----------------                                ----------           ---------------         --------
                 2000                                       $     230               $  209              $    439
                 2001                                             220                  209                   429
                 2002                                             170                   53                   223
                 2003                                           1,971                   -                  1,971
                 2004                                              10                   -                     10
                                                            ---------               ------              --------
           Total minimum payments                               2,601                  471                 3,072
           Less amounts representing interest                      -                   (58)                  (58)
                                                            ---------               ------              --------
           Present value of minimum payments                $   2,601               $  413              $  3,014
                                                            =========               ======              ========

       Certain notes are guaranteed by corporate officers.

       Capital lease obligations are collateralized by property and equipment with a net book value of $408 at August 31, 1999.

10.    Income Taxes:

       The Company files a consolidated U.S. Federal Income Tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on applicable laws.

       The (benefit) provision for income taxes from continuing operations is comprised of the following:

                                                                           Years Ended August 31,
                                                          -------------------------------------------------------
                                                              1999                  1998                  1997
                                                              ----                  ----                  ----
       Current:
         Federal                                           $   (1,920)            $    525              $    919
         States                                                   146                  363                   607
                                                           ----------             --------              --------
                                                               (1,774)                 888                 1,526
                                                           ----------             --------              --------
       Deferred:
         Federal                                                 (746)                 (55)                  395
         States                                                  (930)                 (80)                   56
                                                           ----------             --------              --------
                                                               (1,676)                (135)                  451
                                                           ----------             --------              --------

                                                           $   (3,450)            $    753              $  1,977
                                                           ==========             ========              ========

       The Company's provisions for income taxes reflects benefits from the utilization of net operating loss carryforwards of approximately $386 for the year ended August 31, 1997.

       The Company has various state net operating loss carryforward which expire at various dates through August 31, 2019. These loss carryforwards can be used to offset future taxable income.

       The net deferred tax amounts included in the financial statements consist of the following:

                                                            August 31,
                                                       -------------------
                                                         1999        1998
                                                       -------      ------
       Deferred tax assets:
         Depreciation                                  $    109     $  118
         Accrued salaries                                   357         -
         Accrued lease obligation                           368        402
         Allowance for doubtful accounts                    508         10
         Amortization                                       430         -
         Deferred revenue                                   184        270
         Stock compensation                                 162         78
         State loss carryforwards                           602         -
         Unrealized loss on marketable securities            -          34
         Other                                                6          6
                                                       --------     ------
              Total deferred tax assets                   2,726        918
         Less: valuation allowance                          (80)        -
                                                       --------     ------
              Net deferred tax assets                     2,646        918
                                                       --------     ------

                                                          August 31,
                                                 ---------------------------
                                                    1999               1998
                                                    ----               ----
       Deferred tax liabilities :
         Cash basis adjustment                        739                -
         Deferred salaries                            336                -
         Unrealized gain on marketable
           securities                                  40                -
         Investment in subsidiary                      -                307
         Deferred commissions                          52               113
         Other                                         75                -
                                                 --------            ------
              Net deferred tax liabilities          1,242               420
                                                 --------            ------

              Net deferred income taxes          $  1,404            $  498
                                                 ========            ======

       The Company's effective tax rates on (loss) income from continuing operations differs from the Federal Statutory regular tax rate as follows:

                                                                             Years Ended
                                                                               August 31,
                                                       ---------------------------------------------------------
                                                            1999                  1998                  1997
                                                       --------------        -------------         -------------

       Federal statutory rate                                34.0%                 34.0%                 34.0%
       State taxes, net of federal benefit                   10.0                  13.5                  17.2
       Adjustment of prior years' accrual                    (3.6)                   5.3                  7.5
       Increase in valuation allowance                        (.7)                   -                     -
       Federal income tax credits                             -                    (5.3)                 (1.9)
       Permanent differences                                (11.2)                  4.5                   2.1
       Other                                                  -                    (1.9)                  -
                                                            ------               ------                ------

                                                             28.5%                 50.1%                 58.9%
                                                            =====                ======                ======

       The tax effect of excess deductions for stock-based awards, whose compensation cost recorded for tax purposes exceeds the compensation cost recorded for financial reporting purposes is recognized as additional paid-in capital.

11.    Stockholders' Equity:

       a.  Capitalization

           The Company is authorized to issued 30,000,000 shares of $0.01 par value common stock and 125,000 shares of $0.08 par value preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

       b.  Private placement of securities

           In 1999, the Company completed a private sale of securities to a group of accredited investors. Under the terms of the offering, the Company issued an aggregate of 976,562 shares of common stock and options to acquire an additional 976,562 shares of common stock for proceeds of $10,000. The options have an exercise price of $19.01 and are exercisable for a five-year period beginning November 7, 1999.

       c.  Stock options

           (i) The Company adopted incentive stock option plans in various years from 1990 through 1999 which provide for the granting of options to employees, officers, directors, and others who render services to the Company. Under these plans, options to purchase not more than 5,687,500 shares of common stock may be granted, at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value for non-qualified options. Options expire at various dates through August 2009.

                 A summary of the status of the Company's various fixed stock option plans as of August 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                                                       Years Ended August 31,
                                    --------------------------------------------------------------------------------
                                                 1999                       1998                       1997
                                    -------------------------  -------------------------  --------------------------
                                                   Weighted                    Weighted                   Weighted
                                                   Average                      Average                    Average
                                                   Exercise                    Exercise                   Exercise
           Fixed Stock Options          Share        Price         Shares        Price        Shares        Price
           -------------------      ------------  -----------  ------------  -----------  -------------  -----------
           Outstanding, begin-
              ning of year             3,076,625    $  4.03       1,185,125     $ 1.80        1,187,125   $  1.80
           Granted                     3,990,375      15.68       2,006,000       5.20           32,500      2.00
           Exercised                    (765,330)      3.11        (114,500)      1.53          (22,000)     2.04
           Canceled                      (18,500)      8.07              -        -             (12,500)     2.32
                                    ------------               ------------               -------------
           Outstanding,
              end of year              6,283,170      11.53       3,076,625       4.03        1,185,125      1.80
                                    ============               ============               =============
           Options exercisable,
              end of year              2,719,452       5.12       2,036,125       4.63        1,185,125      1.80
                                    ============               ============               =============

           Weighted-average
              minimum and fair
              values of options
              granted during year                      4.47                       2.84                       1.52

           The following table summarizes information about stock options outstanding at August 31, 1999:

                                                     Options Outstanding                  Options Exercisable
                                       -------------------------------------------      ------------------------
                                                          Weighted
                                                           Average        Weighted                     Weighted
                                                          Remaining        Average                      Average
               Range of                  Number          Contractual      Exercise        Number       Exercise
           Exercise Price              Outstanding          Life            Price       Outstanding      Price
           --------------              -----------       -----------      --------      -----------      -----

             $1.52 -   $4.44            1,351,028          2.10          $  3.23         1,350,028     $  3.23
             $6.00 -  $11.50            1,633,267          2.42             6.83         1,267,257        6.50
            $12.00 -  $17.38              945,000          5.01            14.59           102,167       12.78
            $18.00 -  $22.37            2,353,875          9.90            18.31                -         -

           (ii) The Company has granted options to acquire shares of common stock under employment agreements (see Note 14).

                 In 1999 and 1998, the Company issued 100,000 and 200,000 options to consultants which resulted in compensation approximating $287 and $282, respectively.

       c.  Stock options  (Cont'd)

           (iii) The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FASB 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been modified to the following pro forma amounts:

                                                                                Years Ended
                                                                                 August 31,
                                                            ----------------------------------------------------
                                                              1999                  1998                  1997
                                                            ---------             --------              --------
                 Net (loss) income:
                   As reported                              $  (7,610)           $   1,550             $   1,877
                   Pro forma                                   (9,293)               1,188                 1,871

                 (Loss) income per share:
                   Basic:
                     As reported                              $ (.50)                $ .20                 $ .27
                     Pro forma                                  (.61)                  .15                   .27

                   Diluted:
                     As reported                              $ (.50)                $ .18                 $ .26
                     Pro forma                                  (.61)                  .14                   .25

                 The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The following range of weighted-average assumptions were used for grants during the years ended August 31, 1999, 1998 and 1997:

                                                                                 Years Ended
                                                                                 August 31,
                                                            ----------------------------------------------------
                                                              1999                  1998                  1997
                                                            ---------             --------              --------

                 Dividend yield                               0.00%                 0.00%                 0.00%
                 Volatility                                  70.00%                78.00%                78.00%
                 Risk-free interest rate                      5.59%                 5.90%                 5.90%
                 Expected life                                1 year                1 year                1 year

                 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

       d.  Warrants

           In connection with a second public offering of its securities in 1988, the Company issued Class A warrants. Each Class A warrant entitled the holder to receive one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitled the holder to purchase one share of common stock for an exercise price of $6.00 per share.

       d.  Warrants  (Cont'd)

           During fiscal year 1998, holders of Class A warrants exercised approximately 1,690,000 warrants prior to the extended expiration date of April 30, 1998. In February 1999, the Company redeemed all outstanding Class B warrants. Holders of Class B warrants exercised approximately 1,893,000 warrants.

       e.  Common shares reserved

           Common shares reserved at August 31, 1999, are as follows:

           Incentive stock option plans                           5,064,670
           Non-qualified stock option plan                           28,125
           Key employees' options                                 1,220,000
           Consultant's options                                     150,000
                                                               ------------

                                                                  6,462,795

       f. Net (loss) income per common share and per common equivalent share

          The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB No. 98, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. The reconciliation of (loss) income from continuing operations for the years ended August 31, 1999, 1998 and 1997 are as follows:

                                                                         Year Ended August 31, 1999
                                                             ----------------------------------------------------
                                                                Loss              Shares               Per Share
                                                                ----              ------               ---------

           Basic EPS                                         $  (8,660)           15,219,140             $(.57)
           Effect of dilutive securities--
              common stock options                                  -                     -                 -
                                                             ---------          ------------             -----

                  Diluted EPS                                $  (8,660)           15,219,140             $(.57)
                                                             =========          ============             =====

                                                                         Year Ended August 31, 1998
                                                             ----------------------------------------------------
                                                              Income              Shares               Per Share
                                                              ------              ------               ---------

           Basic EPS                                         $     747             7,755,795             $ .10
           Effect of dilutive securities--
              common stock options                                  -                851,841               .01
                                                             ---------          ------------             -----

                  Diluted EPS                                $     747             8,607,636             $ .09
                                                             =========          ============             =====


                                                                         Year Ended August 31, 1997
                                                             ----------------------------------------------------
                                                               Income             Shares               Per Share
                                                               ------             ------               ---------
           Basic EPS                                         $   1,381             7,023,770             $ .20
           Effect of dilutive securities--
              common stock options                                  -                315,855               .01
                                                             ---------          ------------             -----

                  Diluted EPS                                $   1,381             7,339,625             $ .19
                                                             =========          ============             =====

12.    Business Segments:

       a.  Segment reporting

           The Company currently has two reportable business segments:
Integrated Corporate Communications and Travel Management.

           The Integrated Corporate Communications segment provides marketing and communication services. The segment helps companies develop e-commerce and e-business solutions, improves people and business performance through communication tools, techniques and technologies.

           The Travel Management segment provides travel-related services and consulting, including reservations and ticketing to major U.S. corporations.

           The Company's revenues are derived primarily from activities within the United States, and all long-lived assets are located within the United States.

                                                   Integrated
                                                   Corporate             Travel           General
                                                 Communications        Management       Corporate(1)       Total
                                                 --------------        ----------       ------------       -----
           Year ended August 31, 1999:
              Revenues from external
                customers                           $  63,477           $  10,248       $       -        $   73,725
              Intersegment revenues                        -                   -                -                -
              Interest income                              -                   -               735              735
              Interest expense                            480                  -                 5              485
              Depreciation and amortization             4,841                  52               -             4,893
              Segment profit (loss)                    (9,445)              2,927           (5,592)         (12,110)
              Segment assets                           60,221               1,544           26,418           88,183
              Expenditures for segment assets           2,071                  -                -             2,071

           Year ended August 31, 1998:
              Revenues from external
                customers                           $  42,270           $  10,988       $       -        $   53,258
              Intersegment revenues                        -                   -                -                -
              Interest income                              -                   -               691              691
              Interest expense                             -                   -                 4                4
              Depreciation and amortization                49                  61               -               110
              Segment profit (loss)                     1,095               2,699           (2,294)           1,500
              Segment assets                            9,764               1,153           21,197           32,114
              Expenditures for segment assets              50                   5               -                55

           Year ended August 31, 1997:
              Revenues from external
                customers                           $  46,018           $  11,571       $       -        $   57,589
              Intersegment revenues                        -                   -                -                -
              Interest income                              -                   -               451              451
              Interest expense                             -                   -                71               71
              Depreciation and amortization                83                  75               -               158
              Segment profit (loss)                     4,008               3,268           (3,918)           3,358
              Expenditures for segment assets              37                  23               -                60

           (1) Column represents corporate-related items and, as it relates to segment profit (loss), income, expense and assets are not allocated to reportable segments.

       b.  Major customers

           The Company earned revenues from the following significant customers:

                                                                                                         % of
                                                                                  Amount                 Total
                                                                                  ------                 -----

           Year ended August 31, 1999:
              Integrated corporate communications                               $   17,897               24.3%

           Year ended August 31, 1998:
              Integrated corporate communications                                   19,392               36.4%
              Integrated corporate communications                                    5,658               10.6%

           Year ended August 31, 1997:
              Integrated corporate communications                                   20,593               35.8%
              Integrated corporate communications                                   13,078               22.7%

13.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Long-Term Debt: The fair value of the Company's long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at August 31, 1999 and 1998 approximates fair value.

14.    Commitments:

       a.  Lease commitment

           The Company conducts its operations from leased space in various locations throughout the United States. These leases (classified as operating leases) expire at various dates through 2014. Management expects that in the normal course of business these leases will be renewed or replaced by other leases.

           As of August 31, 1999, future net minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                       Year Ending
                        August 31,
                       -----------

                          2000                       $  1,551
                          2001                          1,403
                          2002                          1,249
                          2003                          1,062
                          2004                            984
                       Thereafter                       4,602

       a.  Lease commitment  (Cont'd)

           Rental expense approximated $1,900, $860 and $870 for the years ended August 31, 1999, 1998 and 1997, respectively.

           The Company recognizes rent expense on its leases on a straight-line basis. The excess of rent expense on a straight-line basis over the rental payments made, is recorded as an accrued liability.

           In October 1999, the Company entered into a fifteen year lease agreement for an operating facility in New York. The agreement provides for monthly rental payments ranging from $111 to $135. The Company was required to provide a security deposit of a $1,300 in the form of a letter of credit, collateralized by cash.

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

           The agreements provide for signing bonuses aggregating $1,320, which are being charged to operations over the life of the respective agreements.

           Options to acquire approximately 2,034,000 shares of common stock at an exercise price of $18.25 were granted under ten of the agreements. Certain of the options become exercisable only if specified financial goals are attained.

           Options to acquire 1,000,000 shares of common stock at $6.00 per share and 300,000 shares of common stock at $17.38 per share were granted to an employee under one of the agreements.

           The aggregate minimum commitment under these agreements are as follows:

                       Year Ending
                        August 31,
                        ----------

                          2000                         $  3,998
                          2001                            3,595
                          2002                            1,049
                          2003                              250
                          2004                              250

       c.  Consulting agreement

           The Company is party to a consulting agreement with PaineWebber. The agreement provides for a base quarterly fee of $25. The agreement also provides for additional remuneration in the event PaineWebber participates in arranging a merger or acquisition.

       d.  Retirement plans

           The Company maintains retirement plans which are salary reduction plans under Section 401(k) of the Internal Revenue Code. Participation in the plans is voluntary, and any participant may elect to contribute up to 15% of their earnings. The Company will match 10% of the first 6% of the employee's contribution, and Zabit's matching is discretionary. The companies' contribution approximated $25, $17 and $14 for the years ended August 31, 1999, 1998 and 1997, respectively.

       e.  Litigation

           The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

15.    Advertising Costs:

           Included in selling, general and administrative expenses are advertising costs of $1,223, $169 and $86 for the years ended August 31, 1999, 1998 and 1997, respectively.

16.    Supplemental Cash Flow Information:

                                                                             Years Ended August 31,
                                                               --------------------------------------------------
                                                                 1999                 1998                1997
                                                                 ----                 ----                ----
       Supplemental disclosures:
         Cash paid for interest                                $      483           $      13           $     81
                                                               ==========           =========           ========
         Cash paid for income taxes                            $      207           $   1,719           $  1,384
                                                               ==========           =========           ========
       Non-cash financing and investment activities:
         Common stock issued for acquisitions                  $   31,668           $     282           $     -
                                                               ==========           =========           ========
         Stock compensation                                    $    1,390           $     170           $     -
                                                               ==========           =========           ========

17.    Fourth Quarter Adjustments:

       During the fourth quarter of 1999, the Company completed an evaluation of the amortization periods of goodwill and trademark, which increased amortization expense by $2,143. Of this amount, approximately $420, $573 and $575 are allocable to the first, second and third quarters, respectively.

18.    Subsequent Events:

       Subsequent to August 31, 1999, the Company entered into agreements to acquire two internet professional services firms for an aggregate purchase price of $11,350, consisting of $4,700 cash and $5,650 of the Company's common stock. The Company will account for these acquisitions under the purchase method of accounting.

         Exhibits
         --------
         (2)(b)      Certificate of Merger (1)
         (2)(c)      Merger Agreement (1)
         (2)(d) Agreement and Plan of Merger and Reorganization between Xceed, Inc and Reset, Inc. (2)
         (2)(e) Agreement and Plan of Merger by and among Xceed Inc., Xceed Merger, Inc., Mercury Seven, Inc. and the Shareholders of Mercury Seven, Inc. (3)
         (2)(f) Certificate of Merger of Mercury Seven, Inc. into Xceed Merger, Inc. (3)
         (2)(g) Agreement and Plan of Merger among Xceed Inc., Zabit & Associates, Inc. and the Shareholders Named Therein (3)
         (2)(h) Certificate of Merger of Zabit & Associates, Inc. and the Shareholders Named Therein (3)
         (3)(a) Certificate of Incorporation (Water-Jel), previous Amendments (3) (6) (7) (4)
         (3)(b)      By-laws of the Registrant (4)
         (3)(c)      Certificate of Incorporation of Xceed Inc. (5)
         (4)(a)      Form of Common Stock (6)
         (4)(b)      Form of Class A Warrant and Class B Warrants (7)
         (4)(c)      Form of Warrant Agreement (7)
         (10)(d)     Copy of Non-Qualified Stock Option Plan (4)
         (10)(e)     Copy of 1990 Stock Option Plan (8)
         (10)(f)     Copy of 1995 Stock Option Plan (9)
         (10)(g) Agreement and Plan of Merger dated as of May 17, 1996, by and among Water-Jel and Journeycraft, Inc. et al. (10)
         (10)(h) Employment Agreement, dated as of July 1, 1996, by and among the Company and Nurit Kahane Haase (10)
         (10)(i) Employment Agreement, dated as of December 11, 1996, by and among the Company and Werner Haase (10)
         (10)(j) Stock Purchase Agreement among Xceed Inc., William Zabit and Joyce Weslowski (3)
         (10)(k) Purchase Agreement by and among Xceed Inc., William Zabit and Joyce Weslowski (3)
         (10)(l)     Employment Agreement of Scott Mednick (11)
         (10)(m)     Employment Agreement of William Zabit (11)
         (10)(n)     Copy of 1998 Stock Option Plan (12)
         (10)(o)     Copy of 1999 Long Term Incentive Plan*
         (23)(a)     Consent of Holtz Rubenstein & Co., LLP dated November 26,
                     1999*
         (27)        Financial Data Schedule*

-----------------------------
         * Filed herewith

         (1) Incorporated by reference from our Registration Statement on Form 8-K, dated February 27, 1998 and filed with the Commission on February 27,1998.

         (2) Incorporated by reference from our Report on Form 8-K dated August 13, 1998 and filed with the Commission on August 14, 1998.

         (3) Incorporated by reference from our Report on Form 8-K dated September 17, 1998 and filed with the Commission on September 17, 1998.

         (4) Incorporated by reference from Water-Jel=s Registration Statement on Form S-18, File No. 2-90512-NY, initially filed with the Commission on January 8, 1998.

         (5) Incorporated by reference from our Report on Form 8-K, dated February 27, 1998 and filed with the Commission on February 28,1998.

         (6) Incorporated by reference from our Registration Statement on Form S-18 filed with the Commission on April 12, 1989, Commission File No. 2-90512-NY.

         (7) Incorporated by reference from our Registration Statement on Form S-1, File No. 33-23910, initially filed with the Commission on August 23, 1998.

         (8) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

         (9) Incorporated by reference from our Registration Statement on Form S-8, File No. 333-01685, initially filed with the Commission on March 13, 1996.

         (10) Incorporated by reference from our Report on Form 8-K filed with the Commission on July 12, 1996.

         (11) Incorporated by reference from our Registration Statement on Form S-3, Amendment No. 5 filed with the Commission on November 19, 1998, Registration No. 333-57173.

         (12) Incorporated by reference from our Definitive Proxy Statement filed with the Commission on January 8, 1998.