Form 10-Q
period 1999-11-30
XCEED INC
filed 2000-01-14
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1999

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049
                       -------

                              XCEED INC.
--------------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its charter)

      DELAWARE                                                    13-3006788
--------------------------------                          ----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,693,390 as of January 12, 2000

                           XCEED INC. AND SUBSIDIARIES
                                      INDEX




PART I

     ITEM 1.  Financial Information                                Page No.

         Consolidated balance sheets
         November 30, 1999 and August 31, 1999 . . . . . . . . . . . . 3

         Consolidated statements of operations
         Three Months Ended November 30, 1999 and 1998 . . . . . . . . 4

         Consolidated statements of cash flows
         Three Months Ended November 30, 1999 and 1998 . . . . . . . . 5

         Notes to consolidated financial statements . . . . . . . . . 6-9

     ITEM 2.  Management's Discussion and Analysis of
                the Financial Condition and
                Results of Operations    . . . . . . . . . . . . .  10-12


PART II

     Other Information  . . . . . . . . . . . . . . . . . . . . . .   13

     Signatures     . . . . . . . . . . . . . . . . . . . . . . . .   14

                           XCEED INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousand, except share and per share data)

        ASSETS                                                      NOVEMBER 30,          AUGUST 31,
        ------                                                      ------------          ----------
                                                                       1999                  1999
                                                                       ----                  ----
                                                                    (unaudited)
                                                                     ---------
  CURRENT ASSETS:
      Cash and cash equivalents                                      $ 10,189             $ 19,754
      Investment in marketable securities                                 847                  367
      Accounts receivable, net of allowance for
        doubtful accounts of $1,790 and $1,190, respectively           13,281                8,999
      Program costs and earnings in excess of customer billings         8,081                5,721
      Income tax refund receivable                                      2,437                2,437
      Prepaid expenses and other current assets                         1,070                1,024
      Deferred income taxes                                               212                  358
      Net assets held for sale                                          2,272                2,356
                                                                --------------       --------------
           Total current assets                                        38,389               41,016

   PROPERTY AND EQUIPMENT, net                                          4,048                3,268
   DUE FROM OFFICER                                                     1,223                1,223
   INTANGIBLE ASSETS,net                                               51,306               40,575
   DEFERRED INCOME TAXES                                                2,597                1,046
   OTHER ASSETS                                                         3,595                3,411
                                                                --------------       --------------
                                                                    $ 101,158             $ 90,539
                                                                ==============       ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

  CURRENT LIABILITIES:
      Notes payable, banks                                              $ 862                $ 862
      Accounts payable and accrued expenses                             9,375                8,308
      Current portion of long-term debt                                   389                  389
      Customer billings in excess of program costs and earnings         7,273                3,538
                                                                --------------       --------------
             Total current liabilities                                 17,899               13,097
                                                                --------------       --------------

  LONG-TERM DEBT                                                        2,526                2,625
                                                                --------------       --------------
  ACCRUED LEASE OBLIGATIONS                                               875                  875
                                                                --------------       --------------
  OTHER LIABILITIES                                                       288                1,661
                                                                --------------       --------------

  STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, authorized 30,000,000 shares;
         18,570,500 and 17,747,554 issued and outstanding, respectively   186                  177
      Preferred stock, $.05 par value; authorized 1,000,000
         shares; -0- issued and outstanding                                -                     -
      Net unrealized gain (loss) on marketable securities                 268                  (20)
      Additional paid-in capital                                       90,104               79,379
      Unearned compensation                                            (2,868)              (3,216)
      Deficit                                                          (8,049)              (3,968)
                                                                --------------       --------------
                                                                       79,641               72,352
      Treasury stock, at cost; 15,000 shares, respectively                (71)                 (71)
                                                                --------------       --------------
                                                                       79,570               72,281
                                                                --------------       --------------
                                                                    $ 101,158             $ 90,539
                                                                ==============       ==============

                 See notes to consolidated financial statements.
                                        3

                           XCEED INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                   NOVEMBER  30,
                                                                   -------------

                                                              1999             1998
                                                              ----             ----

REVENUES, net                                               $ 18,207          $ 9,701
                                                         ------------     ------------

COST AND EXPENSES:
  Cost of revenues                                            11,855            5,193
  Selling, general and administraive                          10,609            5,418
  Stock compensation                                             349              358
  Research and development                                        18              113
  Depreciation and amortization                                1,718              911
                                                         ------------     ------------
                                                              24,549           11,993
                                                         ------------     ------------

OPERATING LOSS                                                (6,342)          (2,292)
                                                         ------------     ------------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                  158              109
   Interest expense                                              (72)             (49)
   Other, net                                                      1               16
                                                         ------------     ------------
                                                                  87               76
                                                         ------------     ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX BENEFIT                                            (6,255)          (2,216)

INCOME TAX BENEFIT                                            (1,783)            (728)
                                                         ------------     ------------

LOSS FROM CONTINUING OPERATIONS                               (4,472)          (1,488)

INCOME FROM DISCONTINUED OPERATIONS,
  net of tax provision of $260 and $172, respectively            391              257
                                                         ------------     ------------

NET LOSS                                                    $ (4,081)        $ (1,231)
                                                         ============     ============

NET (LOSS) INCOME PER COMMON SHARE
   Loss from continuing operations                            ($0.24)          ($0.12)
   Income from discontinued operations                          0.02            $0.02
                                                         ------------     ------------
   Net (loss)                                                 ($0.22)          ($0.10)
                                                         ============     ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:                                    18,240,791       13,687,706
                                                         ============     ============


                 See notes to consolidated financial statements.
                                        4

                           XCEED INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Three Months Ended
                                                                         ------------------
                                                                             November 30,
                                                                             ------------
                                                                         1999            1998
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (4,081)       $ (1,231)
                                                                    ----------      ----------
  Adjustment to reconcile net loss to net
   cash used in operating activities:
    Gain on sale of marketable securities                                   -              (5)
    Depreciation and amortization                                       1,735             947
    Non-cash compensation                                                 349             358
    Deferred income taxes                                              (1,591)           (312)
    Provision fro doubtful accounts                                       600               -
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                               (4,272)         (2,038)
     Inventories                                                           54             (55)
     Program costs and earnings in excess of customer billings         (2,360)          1,496
     Prepaid expenses and other current assets                            (36)           (256)
     Other assets                                                          73             (94)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                764          (1,511)
     Income taxes payable                                                  (5)           (249)
     Customer billings in excess of program costs and earnings          3,735           1,279
     Other liabilities                                                   (159)            (39)
                                                                    ----------      ----------
 Total adjustments                                                     (1,113)           (479)
                                                                    ----------      ----------
    Net cash used in by operating  activities                          (5,194)         (1,710)
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                      -            (130)
   Proceeds from sale of marketable securities                              -              62
   Business acquisitions, net of cash acquired                         (4,500)         (6,286)
   Acquisition of property and equipment                                 (933)           (234)
                                                                    ----------      ----------
      Net cash used in investing activities                            (5,433)         (6,588)
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                  (107)           (141)
   Proceeds from excercise of warrants and options                      1,169             297
                                                                    ----------      ----------
      Net cash provided by financing activities                         1,062             156
                                                                    ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (9,565)         (8,142)
CASH AND CASH EQUIVALENTS - beginning of period                        19,754          13,789
                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS - end of period                             $10,189          $5,647
                                                                    ==========      ==========

                 See notes to consolidated financial statements.
                                        5

                            XCEED INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1999
                                   (UNAUDITED)
                 (in thousands, except share and per share data)



1.       Basis of Quarterly Presentation:
         --------------------------------

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended November 30, 1999.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-K as of August 31, 1999.

2.       Principles of Consolidation:
         ----------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

3.       Supplemental Information - Statements of Cash Flow:
         ---------------------------------------------------

                                               Three Months Ended
                                                   November 30,
                                               ------------------
                                                 1999        1998
         Interest paid..................         $ 72        $ 49
                                               ======      ======
         Income taxes paid..............         $ -         $291
                                               ======      ======

         Non-cash Financing and Investing Activities:
         --------------------------------------------

                                               Three Months Ended
                                                  November 30,
                                               ------------------
                                                 1999        1998
         Common stock issued in
         connection with acquisitions.....     $8,200     $26,120
                                               ======     =======
         Stock compensation...............     $  349     $   358
                                               ======     =======

4.       Earnings (Loss) Per Share:
         --------------------------

         Basic earnings (loss) per common share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings (loss) per share gives effect to stock using and warrants which are considered to be dilutive common stock equivalents. Treasury shares and shares held in escrow have been excluded from the weighted average number of shares. Net earnings for basic and dilutive computations were equivalent for all periods presented.

5.       Income Taxes:
         -------------

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6.       Business Segments:
         ------------------

         a.    Segment reporting

         The Company has two reportable business segments: Integrated Corporate Communications and Travel Management.

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


                                                      Integrated
                                                      Corporate           Travel         General
                                                    Communications      Management       Corp.(1)        Total
                                                    --------------      ----------       --------        -----
Three months ended November 30, 1999:
           Revenues from external
            Customers                                  $15,492            $2,715           $ -          $18,207
           Intersegment revenues                          -                 -                -              -
Segment profit (loss)                                   (5,500)              130          (884)          (6,254)

Three months ended November 30, 1998:
           Revenues from external
            Customers                                  $ 6,927            $2,774           $ -          $ 9,701
           Intersegment revenues                          -                 -                -              -
           Segment profit (loss)                        (2,011)              365          (570)          (2,216)

(1) Column represents corporate-related items and, as it relates to segment profit (loss).


      b.    Major customers

            The Company earned revenues from the following significant customers:

                                                                   %of
                                                Amount            Total
                                                ------            -----

Three months ended November 30, 1999:
   Integrated corporate communications          $1,902            10.4%


Three months ended November 30, 1998:
  Integrated corporate communications           $1,324            13.6%




7.       Reclassifications:
         ------------------

         Certain reclassifications have been made to the financial statements for the three months ended November 30, 1998 to conform with the classifications used in 1999.

8.       Business Combinations:
         ----------------------

         During the three month period ended November 30, 1999, the Company completed the acquisitions of three internet professional services firms in various transactions accounted for as purchase business combinations. The aggregate purchase price of these acquisitions was approximately $12,900, including 434,419 shares of common stock ($8,200) and cash of $4,700. Certain of the agreements provide for additional consideration in the event certain specific performance criteria are met.

         The acquisition prices were allocated, on an entity-by-entity basis, to the assets acquired, including tangible and intangible assets and liabilities assumed based upon the fair values of such assets and liabilities on the dates of the acquisitions. The historical carrying amounts of the tangible assets and liabilities approximated their fair values on the dates of acquisitions. Approximately $12,448 of the aggregate purchase price was allocated to goodwill and will be amortized over its estimated useful life of seven years.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

         The following discussion and analysis of financial conditions and results of operations of Xceed Inc. should be read in conjunction with the Company's consolidated financial statements that appear in this document.

Overview
--------

         The Company is a leading interactive architect and solutions builder as well as an integrated marketing and communications company with interactive services as its core. The Company helps companies develop e-commerce and e-business solutions, improving people and business performance through communication tools, techniques and technologies.

         The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                     Three Months ended November 30,
                                     -------------------------------
                                          1999              1998
                                          ----              ----
Revenue                                   100%              100%
Operating Expenses:
Cost of Revenues                           65                54
Selling, general & admin.                  59                56
Stock compensation                          2                 4
Research & development                      -                 1
Depreciation & amortization                 9                 9
                                          ---               ---
Total operating expenses                  135%              124%
                                          ---               ---

Operating loss                            (35)%             (24)%

Net loss                                  (22)%             (13)%


RESULTS OF OPERATIONS:
----------------------

         Net revenues for the three months ended November 30, 1999 and 1998, respectively, were $18,207 and $9,701 representing a 88% increase. The significant increase in net revenues for the current period is a direct result of the Company's continued rapid growth of its Interactive business, which accounted for substantially all the increase.

         Cost of revenues for the three months ended November 30, 1999 and 1998 were $11,855 and $5,193, representing an increase of $6,662, or 128% in the current period. This continued increase is a direct result of increased staffing and infrastructure and cost of acquisitions resulting from the rapid growth and continuing increase in market share of the Company's Interactive business.

         Selling, general and administrative expenses for the three months ended November 30, 1999 and 1998 were $10,609 and $5,418, respectively, representing an increase of $5,191 or 96% during the current period. The continued increase in selling, general and administrative expense is a direct result of increased selling, marketing and corporate expenses associated with the expansion of the Company's Interactive business. In addition, the Company has incurred additional general and administrative expenses related with acquisitions as part of its ongoing effort to evolve its core business into a fully integrated and communications company. As a percentage of revenues, selling, general and administrative expense increased to 59% during the current period as compared to 56% for the corresponding prior period.

         Stock compensation expense for the three months ended November 30,1999 were $349 and $358, respectively. These expenses resulted from stock and stock option grants to consultants and employees in lieu of cash payments for services rendered. As a percentage of revenues, stock compensation expense decreased to 2% during the current period from 4% for the corresponding prior period.

         Depreciation and amortization for the three months ended November 30, 1999 and 1998 were $1,718 and $911, respectively, representing an increase of $807 for the current period. The increase is a result of the amortization of intangible assets from acquisitions made in the Interactive business. In addition, the Company has incurred increased depreciation expense as a result of increased fixed assets purchases of computer and other related equipment. As a percentage of revenues, depreciation and amortization expense approximated 9% for both periods.

         Other income for the three months ended November 30, 1999 was $87 as compared to $76 for the corresponding prior period.

         The Company's effective tax rate for the three months ended November 30, 1999 was (28%) as compared to (33)% for the three months ended November 30, 1998. The rate reflects the impact of the amortization of non-tax deductible goodwill in connection with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         At November 30, 1999 the Company had working capital of $20,490 as compared to $27,919 at August 31, 1999. The decrease in working capital for the current period is a result of a decrease in cash and cash equivalent of $9,565. In January 2000, the Company received cash proceeds of $3,828 in connection with the divestiture of the net assets of the Water-Jel First Aid division.

         The consolidated statement of cash flows for the period ended November 30, 1999 reflects net cash used in operating activities of $5,194 resulting from a net loss of $4,081, an increase in accounts receivable of $3,672, and an increase in customer billings in excess of program costs of $3,735. Cash used in investing activities was $5,433, resulting from business acquisitions of $4,500. Cash provided by financing activities approximated $1,062 resulting from the exercise of warrants and options.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


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

      (a)   None


      (b)   None

                                   XCEED INC.
                                   ----------
                               488 MADISON AVENUE
                               ------------------
                              NEW YORK, N.Y. 10022
                              --------------------

                            ------------------------

                                 FILE # 0-13049
                            ------------------------


                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          BY:   /s/ Werner Haase
                                               -----------------
                                               WERNER HAASE,
                                               CEO






DATE:   January 14, 2000