Form 10-Q/A
period 1998-11-30
XCEED INC
filed 2000-04-11
CIK 721176

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

Commission file number 0-13049
                       -------

                                  X-CEED, INC.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its charter)

         NEW YORK                                            13-3006788
---------------------------------                   ---------------------------
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                          Identification No.)

488 MADISON AVENUE, NEW YORK, NEW YORK   10022

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

Yes  X       No
    ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,795,092 as of January 11, 1999

                          X-CEED, INC. AND SUBSIDIARIES
                                      INDEX



PART I

ITEM 1.  Financial Information                                        Page No.


 Consolidated balance sheets
 November 30, 1998 and August 31, 1998. . . . . . . . . . . . . . . .    3

 Consolidated statements of operations
  Three Months Ended November 30, 1998 and 1997 . . . . . . . . . . .    4

 Consolidated statements of cash flows
  Three Months Ended November 30, 1998 and 1997 . . . . . . . . . . .    5

 Notes to consolidated financial statements . . . . . . . . . . . . .   6-7

ITEM 2.  Management's Discussion and Analysis of
         the Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . .  8-10


PART II

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . 11-12

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                          X-CEED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

ASSETS                                                                   NOVEMBER 30,   AUGUST 31,
                                                                             1998          1998
                                                                          (As Restated
                                                                           See Note 3)
                                                                          (unaudited)


CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 5,647      $13,789
  Investment in marketable securities                                             157           97
  Accounts receivable, net of allowance for
   doubtful accounts of $154 at November 30, 1998 and August 31, 1998           9,780        5,325
  Program costs and earnings in excess of customer billings                     1,791        3,287
  Inventories                                                                   1,077        1,022
  Prepaid expenses and other current assets                                     1,236          861
  Deferred income taxes                                                           169           14
                                                                              -------      -------
     Total current assets                                                      19,857       24,395

PROPERTY AND EQUIPMENT, net                                                     2,636        1,533
DUE FROM OFFICER                                                                1,223        1,223
GOODWILL, net                                                                  36,249        6,088
TRADEMARKS, net                                                                 3,147            -
DEFERRED INCOME TAXES                                                             648          484
OTHER ASSETS                                                                    1,129          993
                                                                              -------      -------
                                                                              $64,889      $34,716
                                                                              =======      =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $ 5,565      $ 5,793
  Current portion of long-term debt                                             1,037           41
  Income taxes payable, current                                                     -          219
  Customer billings in excess of program costs                                  2,288        1,009
  Notes payable                                                                 4,800            -
                                                                              -------      -------
      Total current liabilities                                                13,690        7,062
                                                                              -------      -------

LONG-TERM DEBT                                                                  2,475            -
                                                                              -------      -------
INCOME TAXES PAYABLE                                                              720            -
                                                                              -------      -------
ACCRUED LEASE OBLIGATIONS                                                         875          875
                                                                              -------      -------
DEFERRED REVENUES                                                                 578          587
                                                                              -------      -------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 30,000,000 shares;
    13,702,695 and 10,277,053 issued and outstanding, respectively                137          103
  Preferred stock, $.05 par value; authorized 1,000,000
    shares; -0- issued and outstanding                                              -            -
  Net unrealized (loss) on marketable securities                                  (33)         (27)
  Additional paid-in capital                                                   49,040       22,657
  Unearned compensation                                                        (4,442)        (112)
  Retained earnings                                                             1,920        3,642
                                                                              -------      -------
                                                                               46,622       26,263
  Treasury stock, at cost; 15,000 and 15,000 shares, respectively                 (71)         (71)
                                                                              -------      -------
                                                                               46,551       26,192

                                                                              $64,889      $34,716


                 See notes to consolidated financial statements.

                          X-CEED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                                             THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                        ------------------------
                                                             1998         1997
                                                             ----         ----
                                                        (As Restated
                                                        see Note 3)
REVENUES, net                                           $    11,288   $   10,282
                                                        -----------   ----------

COST AND EXPENSES:
 Cost of revenues                                             6,085        5,189
 Selling, general and administraive                           5,899        4,320
 Research and Product Development                               113          205
 Amortization                                                 1,546            -
                                                        -----------   ----------
                                                             13,643        9,714
                                                        -----------   ----------


OPERATING (LOSS) INCOME                                      (2,355)         568
                                                        -----------   ----------

OTHER INCOME (EXPENSE):
 Interest and dividend income                                   109          121
 Interest expense                                               (49)          (2)
 Gain on sale of investment in marketable securities              5          347
 Equity gain (loss) on investment                                11          (44)
                                                        -----------   ----------
                                                                 77          421
                                                        -----------   ----------


(LOSS) INCOME BEFORE INCOME TAXES                            (2,278)         989

INCOME TAX (BENEFIT) PROVISION                                 (556)         544
                                                        -----------   ----------

NET (LOSS) INCOME                                           ($1,722)  $      445
                                                        ===========   ==========

NET (LOSS) INCOME PER COMMON SHARE
 Basic                                                       ($0.13)       $0.06
                                                        ===========   ==========
 Diluted                                                     ($0.13)       $0.06
                                                        ===========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
  Basic                                                  13,687,706    7,033,491
                                                        ===========   ==========
  Diluted                                                13,687,706    7,686,404
                                                        ===========   ==========



                 See notes to consolidated financial statements.

                          X-CEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)




                                                                                Three Months Ended
                                                                                    November 30,
                                                                                  1998       1997
                                                                                  ----       ----
                                                                              (As Restated
                                                                               See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                               ($1,722)  $   445
                                                                                --------   -------
 Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
  Gain on sale of marketable securities                                               (5)     (347)
  Depreciation and amortization                                                    1,725        66
  Deferred Income Taxes                                                             (312)     (154)
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                            (2,038)     (301)
   Inventories                                                                       (55)       54
   Program costs and earnings in excess of billings                                1,496       (69)
   Prepaid expenses and other current assets                                        (256)       80
   Other assets                                                                      (94)      (35)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                          (1,440)    1,165
   Income taxes payable                                                             (249)      189
   Customer billings in excess of program costs                                    1,279     2,137
   Deferred revenues                                                                 (39)        -
                                                                                --------   -------
Total adjustments                                                                     12     2,785
                                                                                --------   -------
  Net cash (used in) provided by operating  activities                            (1,710)    3,230
                                                                                --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in marketable securities                                                (130)        -
 Proceeds from sale of marketable securities                                          62       741
 Business acquisitions, net of cash acquired                                      (6,286)        -
 Acquisition of property and equipment                                              (234)     (219)
                                                                                --------   -------
   Net cash (used in) provided by  investing activities                           (6,588)      522
                                                                                --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt                                               (141)      (10)
 Advances to affiliate                                                                 -      (293)
 Proceeds from excercise of warrants and options                                     297         3
                                                                                --------   -------
   Net cash provided by (used in) financing activities                               156      (300)
                                                                                --------   -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (8,142)    3,452
CASH AND CASH EQUIVALENTS - beginning of period                                   13,789     7,230
                                                                                --------   -------

CASH AND CASH EQUIVALENTS - end of period                                       $  5,647   $10,683
                                                                                ========   =======



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

3. Restatement:

   During 1999, the Company made several business acquisitions. During the first three quarters of 1999, the Company had not completed its evaluation of the useful lives of related goodwill and intangible assets, however had utilized 15 to 25 years for interim reporting purposes. During the fourth quarter of 1999, the Company completed an evaluation of the amortization periods of goodwill and other intangible assets, as a result the Company adopted amortization periods of 7 to 12 years. The impact of this reduction in lives was $420 for the three months ended November 30, 1998. The accompanying financial statements have been restated to reflect the reduced lives.

4. Inventories consisted of the following:

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
                                   =====                              =====

5.       Supplemental Information - Statements of Cash Flow:

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

6. Earnings Per Share:

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

8. Amortization:

   The amortization period of intangibles assets is as follows:

       Goodwill                                        7 to 12 years
       Trademarks                                         3 years
       Unearned Compensation                              2 years

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

   Cost of revenues for the period ending November 30, 1998 was $6,085 as compared to $5,189 for the period ended November 30, 1997, representing 54% and 50% of net sales, respectively. The increase in cost of revenues during the current period is attributable to direct cost of project operations related to the newly acquired divisions. Selling, general and administrative expenses for the period ended November 30, 1998 were $5,899 as compared to $4,320 for the period ended November 30, 1997, representing 51% and 42% of net sales, respectively. The increase in selling, general and administrative expenses during the current period is a result of expenses which relate to the newly acquired divisions. In addition, during the current period, the Company's Performance Group incurred additional expenses for personnel cost for marketing.

   Research and product development expense of $113 was incurred during the three months ended November 30, 1998 in the development of E-Commerce ventures. Research and product development expense of $205 was incurred during the three months ended November 30, 1997 for the continued development of the Performance Group's Maestro software. Amortization expense during the three months ended November 30, 1998 was $1,546 primarily resulting from the goodwill and unearned compensation amortization related to the Company's newly acquired divisions which were not present in the corresponding prior period.

   Other income for the three months ended November 30, 1998 was ($25) as compared to $421 for the corresponding prior period. The corresponding prior period reflected a gain on sales of investments of $347 as compared to $5 for the current period.

   The Company's effective tax rate for the three months ended November
30, 1998 was (24%) as compared to 55% for the three months ended November 30, 1997. The increase in the effective tax rate is due to non-deductible goodwill in connection with the recent mergers that increased the Company's effective tax rate.

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



DATE: April 11, 2000