Form 10-Q/A
period 1999-02-28
XCEED INC
filed 2000-04-11
CIK 721176

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

                           XCEED INC. AND SUBSIDIARIES
                                      INDEX

PART I

ITEM 1.  Financial Information                                          Page No.

   Consolidated balance sheets ...........................................  3

   Consolidated statements of operations
    Six and Three Months Ended
    February 28, 1999 and 1998 ...........................................  4

   Consolidated statements of cash flows
    Six Months Ended February 28, 1999 and 1998 ..........................  5

   Notes to consolidated financial statements ............................ 6-7

 ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations ......................................... 8-9

PART II

 Other Information ....................................................... 10

 Signatures .............................................................. 11

                           XCEED INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



ASSETS                                                                      FEBRUARY 28,   AUGUST 31,
                                                                                1999          1998
                                                                            (unaudited)
                                                                            (As Restated
                                                                             See Note 3)
                                                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                                                       $20,775      $13,789
  Investment in marketable securities                                                201           97
 Accounts receivable, net of allowance for doubtful
   accounts of $154 at February 28, 1999 and August 31, 1998                      11,411        5,325
 Program costs and earnings in excess of customer billings                         2,358        3,287
 Inventories                                                                         906        1,022
 Prepaid expenses and other current assets                                           939          861
 Deferred income taxes                                                               162           14
                                                                                 -------      -------
    Total current assets                                                          36,752       24,395

PROPERTY AND EQUIPMENT, net                                                        2,986        1,533
DUE FROM OFFICER                                                                   1,223        1,223
GOODWILL, net                                                                     35,171        6,088
TRADEMARKS, net                                                                    3,120            -
DEFERRED INCOME TAXES                                                                547          484
OTHER ASSETS                                                                       1,502          993
                                                                                 -------      -------
                                                                                 $81,301      $34,716
                                                                                 =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                           $ 6,981      $ 5,793
 Current portion of long-term debt                                                 1,259           41
 Income taxes payable, current                                                         -          219
 Customer billings in excess of program costs                                      6,282        1,009
 Notes payable                                                                     4,800            -
                                                                                 -------      -------
    Total current liabilities                                                     19,322        7,062
                                                                                 -------      -------
LONG-TERM DEBT                                                                     2,907            -
                                                                                 -------      -------
INCOME TAXES PAYABLE                                                                 750            -
                                                                                 -------      -------
ACCRUED LEASE OBLIGATIONS                                                            875          875
                                                                                 -------      -------
DEFERRED REVENUES                                                                    541          587
                                                                                 -------      -------

STOCKHOLDERS' EQUITY:

 Common stock, $.01 par value, authorized 30,000,000 shares;
   15,866,693 and 10,277,053 shares issued and outstanding, respectively             159          103
 Preferred stock, $.05 par value; authorized 1,000,000
  shares; -0- issued and outstanding                                                   -            -
 Net unrealized gain on marketable securities                                        (29)         (27)
 Additional paid-in capital                                                       60,646       22,657
 Unearned compensation                                                            (4,398)        (112)
 Retained earnings                                                                 1,364        3,642
                                                                                 -------      -------
                                                                                  57,742       26,263
 Subscription receivable                                                            (765)           -
 Treasury stock, 15,000 and 15,000 shares respectively                               (71)         (71)
                                                                                 -------      -------
                                                                                  56,906       26,192
                                                                                 -------      -------
                                                                                 $81,301      $34,716
                                                                                 =======      =======

       See notes to consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                               SIX MONTHS ENDED          THREE MONTHS ENDED
                                                 FEBRUARY 28,                FEBRUARY 28,
                                            1999           1998         1999          1998
                                            ----           ----         ----          ----
                                          (As Restated               (As Restated
                                           See Note 3)                See Note 3)
REVENUES, net                            $    32,350   $   26,155   $    21,062   $   15,873
                                         -----------   ----------   -----------   ----------

COST AND EXPENSES:
Cost of revenues                              19,871       15,433        13,786       10,218
Selling, general and administrative           11,860        8,651         6,212        4,428
Research and development                         202          464            89          258
Depreciation and amortization                  3,117          302         1,392          236
                                         -----------   ----------   -----------   ----------
                                              35,050       24,850        21,479       15,140
                                         -----------   ----------   -----------   ----------


OPERATING (LOSS) INCOME                       (2,700)       1,305          (417)         733
                                         -----------   ----------   -----------   ----------

OTHER INCOME (EXPENSE):
 Interest and dividend income                    219          256           111          135
 Interest expense                               (327)          (7)         (178)          (5)
 (Loss) gain on sale of investment in
  marketable securities                           (6)         358           (11)          12
 Other                                           (42)          14           (53)          57
                                         -----------   ----------   -----------   ----------
                                                (156)         621          (131)         199
                                         -----------   ----------   -----------   ----------



(LOSS) INCOME BEFORE INCOME TAXES             (2,856)       1,926          (548)         932

INCOME TAX (BENEFIT) PROVISION                  (578)       1,059             8          513
                                         -----------   ----------   -----------   ----------
NET (LOSS) INCOME                            ($2,278)  $      867   $      (556)  $      419
                                         ===========   ==========   ===========   ==========


NET (LOSS) INCOME PER COMMON SHARE
 Basic                                         (0.17)       $0.12         (0.04)       $0.06
                                         ===========   ==========   ===========   ==========
 Diluted                                       (0.17)       $0.11         (0.04        $0.06
                                         ===========   ==========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   Basic                                  13,562,869    7,043,494    14,022,209    7,044,095
                                         ===========   ==========   ===========   ==========
   Diluted                                13,562,869    7,582,692    14,022,209    7,469,576
                                         ===========   ==========   ===========   ==========




                 See notes to consolidated financial statements.

                          XCEED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                              Six Months Ended
                                                                  February 28,
                                                                1999      1998
                                                           (As Restated
                                                            See Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                           ($2,278)  $   867
                                                            --------   -------
 Adjustment to reconcile net (loss) income to net cash
  provided by operating activities:
   Loss (gain) on sale of marketable securities                    6      (358)
   Depreciation and amortization                               3,117       302
   Deferred tax benefit                                         (148)     (249)
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable                                       (3,669)   (2,253)
    Inventories                                                  116       239
    Program costs and earnings in excess of billings             929       214
    Prepaid expenses and other current assets                     41       122
    Other assets                                                (467)     (157)
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        (24)    1,586
    Income taxes payable                                        (219)       87
    Customer billings in excess of program costs               5,273     2,505
    Deferred revenues                                            (76)        -
                                                            --------   -------
Total adjustments                                              4,879     2,038
                                                            --------   -------
   Net cash provided by operating  activities                  2,601     2,905
                                                            --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                           (285)      (96)
  Proceeds from sale of marketable securities                    170       792
  Business acquisitions, net of cash acquired                 (6,286)        -
  Acquisition of property and equipment                         (397)     (297)
                                                            --------   -------
    Net cash (used in) provided by  investing activities      (6,798)      399
                                                            --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                          (156)      (20)
  Proceeds from long-term debt                                   179         -
  Advances to affiliate                                            -      (305)
  Proceeds from excercise of warrants and options             11,160         3
                                                            --------   -------
    Net cash provided by (used in) financing activities       11,183      (322)
                                                            --------   -------

NET  INCREASE  IN CASH AND CASH EQUIVALENTS                    6,986     2,982
CASH AND CASH EQUIVALENTS - beginning of period               13,789     7,230
                                                            --------   -------
CASH AND CASH EQUIVALENTS - end of period                   $ 20,775   $10,212
                                                            ========   =======


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

3. Restatement:

   During 1999, the Company made several business acquisitions. During the first three quarters of 1999, the Company had not completed its evaluation of the useful lives of related goodwill and intangible assets, however had utilized 15 to 25 years for interim reporting purposes. During the fourth quarter of 1999, the Company completed an evaluation of the amortization periods of goodwill and other intangible assets, as a result the Company adopted amortization periods of 7 to 12 years. The impact of this reduction in lives was $993 and $573 for the six and three months ended February 28, 1999. The accompanying financial statements have restated to reflect the reduced lives.

4. Supplementary Information - Statements of Cash Flow:


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

5. Stockholders' Equity:

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

   Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:



                                Six Months Ended          Three Months Ended
                                   February 28,               February 28,
                              1999            1998        1999            1998
                              ----            ----        ----            ----

Basic                       13,562,869     7,043,494    14,022,209     7,044,095
Effect of dilutive
 securities                       --         539,198           --        425,481
                            ----------     ---------    ----------     ---------

   Diluted                  13,562,869     7,582,692    14,022,209     7,469,576
                            ==========    ==========    ==========    ==========




6. Income Taxes:

   Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7. Amortization:

   The amortization period of intangible assets is as follows:

       Goodwill                               7 to 12 years
       Trademarks                               3 years
       Unearned Compensation                    4 years

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

   Research and development expenses for the six and three months ended
February 28, 1999 were $202 and $89, incurred in connection with the continuing development of E-Commerce ventures. Research and development expense for the six and three months ended February 28, 1998 were $464 and $258 incurred in connection with the development of the Performance Group's Maestro software. Depreciation and amortization expense during the six and three months ended February 28, 1999 was $3,117 and $1,392 primarily resulting from the goodwill and unearned compensation related to the Company's acquired divisions which were not present in the corresponding prior periods.

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

acquisition.

   The Company's effective tax rate for the six months ended February 28, 1999 was (20%). This rate reflects the amortization of non-deductible goodwill in connection with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:

   At February 28, 1999 the Company had working capital of $17,430 as compared to $17,333 at August 31, 1998. In April 1999, the Company entered into a $5,000 line of credit facility with a financial institution. Advances under this facility, which expires in June 2000, bear interest at LIBOR plus 2%.

   The consolidated statement of cash flows for the six months ended
February 28, 1999 reflects net cash provided by operating activities of $2,601 reflecting a net loss of $2,278 and increase in accounts receivable of $3,669 offset by a increase in customer billings in excess of program costs of $5,273. Cash used in investing activities was $6,798, resulting from business acquisitions of $6,286. Cash provided by financing activities was $11,183, resulting primarily from the exercise of the Company's Class B Warrants and employee stock options of $11,160.

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

DATE: April 11, 2000