Form 10-Q/A
period 1999-05-31
XCEED INC
filed 2000-04-11
CIK 721176

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

                           XCEED INC. AND SUBSIDIARIES

                                      INDEX

PART I

ITEM 1.  Financial Information                                       Page No.

   Consolidated balance sheets .......................................   3

   Consolidated statements of operations
    Nine and Three Months Ended
    May 31,1999 and 1998 .............................................   4

   Consolidated statements of cash flows
    Nine Months Ended
    May 31, 1999 and 1998 ............................................   5

   Notes to consolidated financial statements ........................  6-8

 ITEM 2.  Management's Discussion and Analysis of
               the Financial Condition and
           Results of Operations .....................................  9-10

PART II

 Other Information ...................................................  11

 Signatures ..........................................................  12

                           XCEED INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


     ASSETS                                    MAY 31,    AUGUST 31,
                                              ---------  -----------
                                                1999        1998
                                              ---------  -----------
                                             (As Restated
                                              See Note 3)
                                              (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                     $23,292      $13,789
  Investment in marketable securities              302           97
 Accounts receivable, net of allowance
   for doubtful accounts of $504 and $154
   at May 31, 1999 and August 31, 1998,
   respectively                                 13,171        5,325
 Program costs and earnings in excess of
   customer billings                             2,601        3,287
 Inventories                                     1,142        1,022
 Prepaid expenses and other current assets       1,163          861
 Deferred income taxes                             442           14
                                               -------      -------
     Total current assets                       42,113       24,395

PROPERTY AND EQUIPMENT, net                      3,550        1,533
DUE FROM OFFICER                                 1,223        1,223
GOODWILL, net                                   35,895        6,088
TRADEMARKS, net                                  3,080           --
DEFERRED INCOME TAXES                              606          484
OTHER ASSETS                                     1,093          993
                                               -------      -------
                                               $87,560      $34,716
                                               =======      =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses         $ 9,786      $ 5,793
 Current portion of long-term debt               1,526           41
 Income taxes payable, current                      --          219
 Customer billings in excess of program
  costs                                          5,055        1,009
                                               -------      -------
     Total current liabilities                  16,367        7,062
                                               -------      -------
LONG-TERM DEBT                                   2,954           --
                                               -------      -------
OTHER LIABILITIES                                1,365           --
                                               -------      -------
INCOME TAXES PAYABLE                               750           --
                                               -------      -------
ACCRUED LEASE OBLIGATIONS                          875          875
                                               -------      -------
DEFERRED REVENUES                                  503          587
                                               -------      -------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
   authorized 30,000,000 shares;
   16,941,099 and 10,277,053 shares
   issued and outstanding, respectively            169          103
 Preferred stock, $.05 par value;
   authorized 1,000,000
   shares; -0- issued and outstanding               --           --
 Net unrealized gain on marketable
  securities                                       (22)         (27)
 Additional paid-in capital                     68,220       22,657
 Unearned compensation                          (3,295)        (112)
 (Deficit) Retained earnings                      (255)       3,642
                                               -------      -------
                                                64,817       26,263

 Treasury stock, 15,000 and 15,000 shares,
  respectively                                     (71)         (71)
                                               -------      -------
                                                64,746       26,192
                                               -------      -------
                                               $87,560      $34,716
                                               =======      =======

                 See notes to consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)




                                                  NINE MONTHS ENDED                THREE MONTHS ENDED
                                                  -----------------                ------------------
                                                       MAY 31,                           MAY 31,
                                                       -------                           -------
                                                 1999                1998           1999         1998
                                                 ----                ----           ----         ----
                                             (As Restated                        (As Restated
                                              See Note 3)                         See Note 3)

REVENUES, net                                $    55,690           $   44,348   $    23,340   $   18,193
                                             -----------           ----------   -----------   ----------

COST AND EXPENSES:
Cost of revenues                                  33,957               27,825        14,086       12,484
Selling, general and administrative               21,305               13,496         9,445        4,752
Research and development                             447                  532           245           69
Depreciation and amortization                      4,716                  478         1,599          176
                                             -----------           ----------   -----------   ----------
                                                  60,425               42,331        25,375       17,481
                                             -----------           ----------   -----------   ----------


OPERATING (LOSS) INCOME                           (4,735)               2,017        (2,035)         712
                                             -----------           ----------   -----------   ----------
OTHER INCOME (EXPENSE):
Interest and dividend income                         444                  462           225          206
Interest expense                                    (395)                 (10)          (68)          (3)
Gain on sale of investment in
 marketable securities                                11                  359            17            1
Other                                                 28                   43            70           30
                                             -----------           ----------   -----------   ----------
                                                      88                  854           244          234
                                             -----------           ----------   -----------   ----------
(LOSS) INCOME BEFORE INCOME TAXES                 (4,647)               2,871        (1,791)         946

INCOME TAX (BENEFIT) PROVISION                      (750)               1,582          (172)         493
                                             -----------           ----------   -----------   ----------

NET (LOSS) INCOME                                ($3,897)          $    1,289       ($1,619)  $      453
                                             ===========           ==========   ===========   ==========

NET (LOSS) INCOME PER COMMON SHARES
Basic                                             ($0.27)               $0.18        ($0.10)       $0.06
                                             ===========           ==========   ===========   ==========

Diluted                                           ($0.27)               $0.16        ($0.10)       $0.05
                                             ===========           ==========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
 Basic                                        14,466,202            7,279,691    16,136,296    7,743,798
                                             ===========           ==========   ===========   ==========

 Diluted                                      14,466,202            7,865,096    16,136,296    8,421,620
                                             ===========           ==========   ===========   ==========


                 See notes to consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                          -----------------
                                                                May 31,
                                                                -------
                                                            1999       1998
                                                            ----       ----
                                                        (As Restated
                                                         See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                         ($ 3,897)   $ 1,289
                                                         ---------    -------
Adjustment to reconcile net (loss) income to net cash
  provided by operating activities:
  Gain on sale of marketable securities                        (11)      (359)
  Depreciation and amortization                              4,716        478
  Allowances for doubtfull accounts                            350         --
  Equity gain on investment                                    (28)       (43)
  Deferred tax benefit                                        (550)       (54)
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                      (5,578)    (6,063)
   Inventories                                                (120)       304
   Program costs and earnings in excess of billings            686        763
   Prepaid expenses and other current assets                  (175)      (335)
   Other assets                                                208       (239)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                     2,490      3,100
   Income taxes payable                                       (219)       (82)
   Customer billings in excess of program costs              3,722      4,339
   Deferred revenues                                          (114)        --
                                                         ---------    -------
Total adjustments                                            5,377      1,809
                                                         ---------    -------
  Net cash provided by operating activities                  1,480      3,098
                                                         ---------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in marketable securities                          (548)      (192)
 Proceeds from sale of marketable securities                   359        805
 Business acquisitions, net of cash acquired                (5,261)        --
 Acquisition of property and equipment                      (1,556)      (334)
                                                         ---------    -------
  Net cash (used in) provided by investing activities       (7,006)       279
                                                         ---------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt                       (4,854)       (29)
 Proceeds from long-term debt                                  614         --
 Advances to affiliate                                          --       (316)
 Proceeds from issuances of securities                      19,269      5,732
                                                         ---------    -------
  Net cash provided by financing activities                 15,029      5,387
                                                         ---------    -------

NET  INCREASE  IN CASH AND CASH EQUIVALENTS                  9,503      8,764
CASH AND CASH EQUIVALENTS - beginning of period             13,789      7,230
                                                         ---------    -------

CASH AND CASH EQUIVALENTS - end of period                $  23,292    $15,995
                                                         =========    =======

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

3. Restatement:

   During 1999, the Company made several business acquisitions. During the first three quarters of 1999, the Company had not completed its evaluation of the useful lives of related goodwill and intangible assets, however had utilized 15 to 25 years for interim reporting purposes. During the fourth quarter of 1999, the Company completed an evaluation of the amortization periods of goodwill and other intangible assets, as a result the Company adopted amortization periods of 7 to 12 years. The impact of this reduction in lives was $1,568 and $575 for the nine and three months ended May 31, 1999. The accompanying financial statements have been restated to reflect the reduced lives.

4. Supplemental Information - Statements of Cash Flow:

                                                           Nine Months Ended
                                                                 May 31,
                                                         ----------------------
                                                         1999               1998
Interest paid ............................             $  396             $   10
                                                       ======             ======
Income taxes paid ........................             $  413             $1,442
                                                       ======             ======

5. Stockholders' Equity:

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

8. Earnings Per Share:

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

   Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:


                                Nine Months Ended          Three Months Ended
                                      May 31,                    May 31,
                                -----------------          ------------------
                               1999          1998         1999           1998
                               ----          ----         ----           ----

Basic                       14,466,202     7,279,691    16,136,296     7,743,798
effect of dilutive
securities                        --         585,405          --         677,822
                            ----------    ----------    ----------    ----------

Diluted                     14,466,202     7,865,096    16,136,296     8,421,620
                            ==========    ==========    ==========    ==========

9. Income Taxes:

   Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

10.      Amortization:

   The amortization period of intangible assets is as follows:
       Goodwill                                     7 to 12 years
       Trademarks                                    20 years
       Unearned Compensation                          4 years

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

   Research and development expenses for the nine and three months ended
May 31, 1999 were $447 and $245, incurred in connection with the continuing development of E-Commerce ventures. Research and development expenses for the nine and three months ended May 31, 1998 were $532 and $69, incurred in connection with the development of the Performance Group's Maestro software. Depreciation and amortization expense during the nine and three months ended May 31, 1999 was $4,716 and $1,599 primarily resulting from the goodwill and unearned compensation related to the Company's acquired divisions which were not present in the corresponding periods.

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

   The Company's effective tax rate for the nine months ended May 31, 1999 was (16%). This rate reflects the amortization of non-deductible goodwill in connection with the acquisitions.

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

   The consolidated statement of cash flows for the nine months ended May
31, 1999 reflects net cash provided by operating activities of $1,480. This resulted from net loss of $3,897, an increase in accounts payable and accrued expenses of $2,490 and an increase in customer billings in excess of programs costs of $3,722 offset by an increase in accounts receivable of $5,578. Cash provided by investing activities was $7,006, consisting principally of net cash used in business acquisitions of $5,261 and acquisitions of property and equipment of $1,556 and investments in marketable securities of $548. Cash provided by financing activities approximated $15,029 consisting primarily of proceeds from the issuance of securities of $19,269, offset by the net payments of debt of $4,240.

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



DATE:   April 11, 2000
        --------------