Form 10-K/A
period 1999-08-31
XCEED INC
filed 2000-04-11
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

                               ----------------

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1999
 [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        Commission file number 0-13049

                                  XCEED INC.

                               ----------------

                        (Name of Issuer in its Charter)

                  Delaware                                       13-3006788
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
       Incorporation or Organization)
   488 Madison Avenue, New York, New York                          10022
  (Address of Principal Executive Offices)                       (Zip Code)

        (Issuer's Telephone Number, Including Area Code) (212) 419-1200

                               ----------------

        Securities registered under Section 12 (g) of the Exchange Act:

                                 Common Stock
                               ----------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

   State the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrants, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $415,651,131 (as of November 14, 1999)

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 18,266,599 shares outstanding as of November 14, 1999

   This Amendment No. 1 relates only to Part I, Item 1--Business, Part 11, Item 6--Selected Financial Data, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 8--Financial Statements and Supplementary Data, Part III, Item 10--Directors and Executive Officers of the Registrant and Item 11--Executive Compensation.

Item 1. Business

Risk Factors

   Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

   The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also result in decreased revenues, increased expenses or other events that could result in a decline in the price of our common stock.

Because we have a limited operating history as a provider of Internet professional services, it is difficult to evaluate our business and prospects.

   As a result of a change in our business focus in 1998, we have limited historical data upon which to base planned operating expenses and upon which investors may evaluate our business and prospects. In addition, since August 1998, we have completed 12 acquisitions, and we are currently exploring various strategic alternatives with respect to our performance enhancement business, including the possible sale of all or part of this business, which make an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because the provision of Internet professional services is a new and rapidly evolving market. The uncertainty of our future performance increases the risk that the value of your investment will decline. Our failure to accurately address the issues facing our business could jeopardize our competitive position and growth.

We are presently reporting losses and expect to incur losses in the future.

   For fiscal 1999, we had a net loss of $7.6 million and for the three months ended November 30, 1999, we had a net loss of $4.1 million. We expect to continue to incur increasing acquisition, marketing, infrastructure and development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. Although our revenues have grown in recent quarters, we may be unable to sustain our growth rates in light of changed market or economic conditions. Therefore, our operating results could worsen significantly, and you should not view our historical growth rates as indicative of our future revenues. In addition, any inability on our part to control costs could cause our business, financial condition and results of operations to suffer. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our quarterly revenues and operating results are volatile, which may cause our stock price to fluctuate.

   Our quarterly revenues and operating results are volatile and difficult to predict. It is possible that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. If this happens, the market price of our common stock may decline significantly. Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

   Our quarterly results may fluctuate as a result of a variety of factors, including:

  .  the number, size and scope of our client engagements;

  .  reductions, cancellations or completions of major projects;

  . the loss of significant clients or a change of scope in a significant client engagement;

  .  the opening or closing of an office;

  .  changes in pricing by us or our competitors;

  .  increased competition; and

  .  general economic conditions.

   We have experienced, and expect to continue to experience, seasonality in revenues from our services. These seasonal trends, which are especially pronounced with regard to our performance enhancement business, may materially affect our quarter-to-quarter operating results. Revenues and operating results in our quarter ending November 30 are typically lower relative to our other quarters because of a slowdown in client engagements during the summer months.

We need to develop and substantially improve our financial and management controls, reporting systems and operating systems to meet the needs of our business. Our inability to implement these improvements quickly and effectively will place us at a competitive disadvantage.

   Our current infrastructure requires manual processing of information necessary for monthly accounting, financial control and internal reporting functions, including cost monitoring of fixed price contracts. This is a labor-intensive method, which makes project management more difficult than if we had more efficient systems. Our inability to upgrade these control and reporting systems may cause delays in the timely reporting and analysis of financial information, which could harm our profit margins and ability to expand our business.

If we are not successful in making acquisitions to expand and develop our business, our financial results and expansion plans may suffer.

   A key component of our growth strategy is to acquire existing companies to gain expertise in new core competencies and technologies, access additional talented professionals and enter new markets. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter in implementing our growth strategy include expenses and difficulties in identifying potential targets, the costs associated with incomplete acquisitions and higher prices for acquired companies because of greater competition for attractive acquisition targets. Our failure to acquire additional companies could cause our financial results to suffer.

If we are unable to achieve anticipated benefits from acquisitions, our business could be adversely affected.

   We experience financial, operational and managerial challenges in integrating recently acquired companies. There is a possibility that anticipated benefits from these acquisitions may not be achieved. For example, when we acquire a company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. We also face risks associated with possible adverse effects on our results of operations from increases in goodwill, amortization and compensation expenses. In addition, acquisitions may result in our assumption of potentially hidden liabilities or potential disputes with the sellers of the businesses. The integration of acquisitions requires substantial attention from management, which could harm our business.

Failure to manage our growth may adversely affect our business.

   We have grown rapidly and expect to continue to grow rapidly, both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Several members of our senior management team have only recently joined us in the last year. Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements and clients and the increased size of our operations, we will need to hire, train, retain and motivate the appropriate personnel to manage our operations. Any failure to manage our growth could harm our business.

Underutilization of our personnel may cause reductions in our operating results.

   Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our employees may cause significant reductions in our operating results. Any failure to effectively utilize our employees could cause our financial results to suffer.

To succeed in our labor-intensive business, we must attract, train and retain qualified professionals who are currently in high demand.

   Our business is labor-intensive, and our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees and management. Because of the rapid growth of the Internet, there is aggressive competition for employees who have experience in strategic consulting, creative design, technology integration, business transformation, research and analysis and marketing and branding. We compete intensely with other companies to recruit and hire from this limited pool. In addition, if we cannot attract, train, retain and motivate qualified personnel, we may be unable to compete for new projects or retain existing projects. Any inability to attract, train, retain and motivate employees would cause our business, financial condition and results of operations to suffer.

We need to further our efforts to develop our brand and corporate identity, which may prove unsuccessful and costly.

   We believe that brand and corporate identity will be significant factors for our future success as competition increases and companies seek to further differentiate themselves. To further develop our brand and identity, we believe that we will need to launch a substantial branding campaign. A branding campaign that is unsuccessful or excessively expensive could adversely affect our business.

Some of our personnel could leave our company and compete against us.

   The Internet has created many opportunities for some of our personnel to form their own companies or join startup companies, and these opportunities frequently offer the potential for significant future financial profit through equity incentives that we often cannot match. If one or more of our key personnel resigns from our company to join or form a competitor, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could harm our business. In the event of the loss of any personnel, we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

We are dependent upon our key personnel, and the loss of one or more could harm our business.

   We are significantly dependent upon the continued availability of Scott Mednick, our Chief Strategic Officer and Co-Chairman, and Werner Haase, our President, Chief Executive Officer and Co-Chairman. If Mr. Mednick's or Mr. Haase's services would be unavailable to us for any reason, we may be required to hire other personnel to manage and operate us. We may not be able to identify or employ such qualified personnel on acceptable terms. The loss or unavailability of Mr. Mednick or Mr. Haase to us for an extended period of time could adversely affect our business. We do not have key man life insurance covering any of our principal executive officers.

We depend heavily on a limited number of client projects, the loss of any of which would adversely affect our operating results.

   We have derived and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. This is particularly the case with respect to revenues generated by our performance enhancement business. For example, in fiscal 1999, one client of our performance enhancement business, Pfizer, Inc., accounted for approximately 26% of our revenues. If we sell all or part of our performance enhancement business, we would lose substantial revenues, including those derived from Pfizer. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any large client for any reason could adversely affect our results of operations because we might not be able to generate sufficient revenues to offset the loss in business. In addition, any delay or failure by a large client to make payments due to us could harm our financial condition. Because our business is based on retaining large client projects, our failure to retain new clients with large project needs could also harm our business.

Because we do not have long-term contracts with all of our clients, our revenues over the long-term are not predictable.

   Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict, and there is no guarantee that we will be retained by our existing or future clients on later stages of work. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may harm our business.

If clients unexpectedly terminate their agreements for our services, our business could be adversely affected.

   Our service agreements with clients are typically for a period of three to six months. Substantially all of our service agreements can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of an agreement for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could cause our financial results to suffer.

If we underestimate the resources required to complete projects under fixed price agreements, we could lose money on them or depress our margins.

   Approximately 60% of our current projects are based on fixed price agreements, which pose a greater risk than agreements under which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed price agreements were based would adversely affect our overall profitability. In the past, we have been required to commit unanticipated additional resources to complete projects, which has resulted in losses on certain agreements and lower gross margins. We may experience similar situations in the future, and the consequences could be more severe than in the past.

We may have client conflicts of interest, which would restrict our ability to expand our business.

   Our ability to compete for new clients and projects is limited by our general practice, which is a common practice in our industry, of refraining from representing new clients with product or service lines that compete with those of our current clients. As a result, there is a possibility that we may not be able to be retained by existing, new or potential clients if we provide services to their competitors.

We need to satisfy escalating client expectations, which is a challenge we may not be able to meet effectively.

   As our client engagements become larger and more complex and need to be completed in shorter timeframes, it becomes more difficult to manage the development process and the likelihood and consequences of any mistakes increase. Any inability by us to complete client projects in a timely manner or other failure by us to achieve client expectations, which change on a regular basis, would have an adverse effect on our reputation with the affected client and generally within our industry and could have an adverse effect on our business.

We may not have the right to resell or reuse solutions or components developed for specific clients.

   A portion of our business involves the development of technology solutions and components for specific client engagements. Ownership of these solutions and components is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties, and clients may demand similar or other restrictions in the future. Issues relating to the ownership of and rights to reuse solutions and components can be complicated, and disputes may arise that affect our ability to resell or reuse these solutions and components. Any limitation on our ability to resell or reuse a solution or component could require us to incur additional expenses to develop new solutions and components for future projects.

We face intense competition that could harm our business.

   The market for the services we provide is intensely competitive, highly fragmented and subject to rapid technological change. Our competitors include systems integrators, web consulting firms and online agencies, advertising and new media companies, the professional services groups of computer equipment companies and outsourcing firms. Many of our competitors have greater name recognition, longer operating histories, larger client bases, longer client relationships and greater technical, personnel and marketing resources. If we fail to compete successfully against current or future competitors, our business, financial condition and results of operations would be seriously harmed. We expect competition to persist and intensify in the future. Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We cannot be certain that we will be able to compete successfully with existing or new competitors.

   Our competitors may be able to respond more quickly to new or emerging technologies or changes in client requirements, and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins. Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to forge similar relationships. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

If we do not keep pace with technological changes, evolving industry standards and changing client requirements, our competitive position will suffer.

   The Internet professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

  .  effectively use leading technologies;

  .  continue to develop our strategic and technical expertise;

  . influence and respond to emerging industry standards and other technological changes;

  .  enhance our current services;

  .  develop new services that meet changing client needs; and

  .  advertise and market our services.

   We must be successful in meeting all of these challenges in a timely and cost-effective manner. We cannot assure you that we will effectively meet these challenges.

If businesses do not increase their use of the Internet as a means for conducting commerce, our revenues will not grow, and may decrease.

   Our future success depends heavily on the increased acceptance and use of the Internet as a means for conducting commerce. If e-commerce does not continue to grow, or grows more slowly than expected, our revenue growth may slow or decline, and our business, financial condition and results of operations may be adversely affected. Businesses may reject the Internet as a viable medium for commerce for a number of reasons, including:

  .  inadequate network infrastructure;

  . delays in the development of Internet enabling technologies and performance improvements;

  . delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

  . delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

  . changes in, or insufficient availability of, telecommunications services to support the Internet; and

  . failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

Our planned international operations could subject us to significant risks and may not succeed.

   A key element of our strategy is to expand our business into international markets. Currently, we have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate, especially due to the fact that the Internet infrastructure in foreign countries may be less advanced than in the United States.

   We may be unsuccessful in marketing, selling, delivering and supporting our services internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, financial condition and results of operations could be seriously harmed. We will need to devote significant management and financial resources to our international expansion. In particular, we must attract, train, retain and motivate experienced management, strategic, technical, creative design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense.

   Moreover, international operations are subject to a variety of additional risks that could seriously harm our business, financial condition and results of operations. These risks include the following:

  .  foreign language and cultural barriers;

  .  the impact of instabilities in economies outside of the United States;

  .  increased expenses to comply with foreign laws;

  .  problems in collecting accounts receivable;

  .  fluctuations in currency exchange rates;

  . restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use; and

  . seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe.

We may need significant additional capital, which may not be available to us.

   We may need to raise significant additional capital for future liquidity and capital requirements and acquisitions. Our need for capital will depend on the timing and amount of funds required for or generated by operations, the pace of future acquisitions and unanticipated business opportunities.

   We may seek to raise funds through public or private financings or joint ventures. This funding may only be available in part, not at all or on terms adverse to us. Furthermore, we may have to sell stock at prices lower than those paid for by current shareholders, leading to dilution, or we may have to sell stock or debt instruments with rights superior to holders of common stock. Debt financing may result in restricted operating flexibility on the part of management. If adequate funding on acceptable terms cannot be obtained, we may be unable to pursue our growth plans, compete effectively or pursue business opportunities.

A failure to decide upon and execute strategic alternatives concerning our performance enhancement business may adversely affect us.

   Our strategy of focusing on Internet professional services has led us to seek strategic alternatives with respect to our performance enhancement business. We may be unable to identify or consummate any strategic alternatives regarding our performance enhancement business, which could cause our financial results to suffer since the gross margins of this business are lower, as a percentage of revenues, than those of our Internet professional services business.

Government regulation could interfere with the acceptance of the Internet and eBusiness, which would adversely affect the demand for our services.

   State, local and federal governments in the United States and local and national governments in a number of foreign countries have recently passed legislation relating to the Internet. Because these laws are still being implemented, we are not certain how they will affect our business. This new legislation may indirectly affect us through its impact on our clients and potential clients. In addition, U.S. and foreign governmental bodies are considering, and may consider in the future, other legislative proposals to regulate the Internet and eBusiness. We cannot predict if or how any future legislation would impact our business, financial condition or results of operations.

   Any new laws and regulations applicable to the Internet and eBusiness that are adopted by U.S. or foreign governmental bodies could hinder the growth of the Internet and discourage its development as a commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, which would decrease demand for our services.

Because we may be subject to legal liability to our clients and other third parties, we may have to devote time and expense to defend claims against us.

   Our failure or inability to meet a client's expectations or any defects contained in the solutions we deliver to clients could result in a claim against us for substantial damages. In addition, any unauthorized disclosure or use of confidential or proprietary client information could result in a claim against us for substantial damages. Provisions contained in our agreements with clients attempting to limit damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages.

If we are unable to protect our proprietary methodology, our business could be adversely affected.

   Our success depends in part upon our proprietary methodology and other intellectual property rights. The measures we take to protect our proprietary rights may not be adequate to deter misappropriation of our proprietary information, and we may be unable to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Some of our competitors may develop methodologies and intellectual property that are similar to ours without patent infringement. Any failure to protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

   In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and we may be unable to be successfully defend these claims. A successful claim against us could harm our business, financial condition and results of operations.

Our stock price is volatile and may result in substantial losses for investors purchasing shares.

   The trading price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

  .  actual or anticipated variations in quarterly operating results;

  . announcements of new products or services by us or our competitors or new competing technologies;

  .  the addition or loss of clients;

  . changes in financial estimates or recommendations by securities analysts;

  .  conditions or trends in the Internet professional services industry;

  .  growth of the Internet and e-commerce;

  . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  additions or departures of key personnel;

  .  future equity or debt offerings or our announcements of offerings;

  .  general market and economic conditions; and

  .  other events or factors, many of which are beyond our control.

   In recent years, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

Because of our obligation to register shares of common stock for some of our shareholders, there may be sales of a substantial amount of our common stock that could cause our stock price to fall.

   A number of our current shareholders hold a substantial number of shares of our common stock which they will be able to sell in the public market in the near future. In addition, a number of our current shareholders who hold restricted securities have registration rights which may require us to register additional shares of our common stock in the future with the SEC. Sales of a substantial number of shares of our common stock in the future could cause our stock price to fall. In addition, the sale of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

Item 6. Selected Financial Data

   The statement of operations data for the fiscal years ended August 31, 1999, 1998, 1997, 1996 and 1995 and the balance sheet data at August 31, 1999, 1998, 1997, 1996 and 1995 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with our consolidated financial statements and notes to those financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data for each of the periods presented below, as well as the balance sheet data at August 31, 1999, have been restated to reflect our Water-Jel and Journeycorp divisions as discontinued operations.

                                       Fiscal years ended August 31,
                          ---------------------------------------------------------
                           1999 (2)       1998        1997       1996       1995
                          -----------  ----------  ---------- ---------- ----------
                              (In thousands, except share and per share data)
Statement of operations
 data:
Revenues................  $    63,450  $   42,266  $   46,007 $   39,824 $   27,940
Operating income
 (loss).................      (14,416)     (1,768)        933        464       (312)
Income (loss) from
 continuing operations..       (9,691)       (263)        498        256        456
Net income (loss).......       (7,610)      1,550       1,877        632      2,131
Net income (loss) from
 continuing operations
 per share (1):
 Basic..................         (.64)       (.03)        .07        .04        .07
 Diluted................         (.64)       (.03)        .07        .03        .06
Net income (loss) per
 common share (1):
 Basic..................        (0.50)       0.20        0.27       0.09       0.30
 Diluted................        (0.50)       0.20        0.26       0.09       0.30
Weighted average number
 of shares outstanding:
 Basic..................   15,219,140   7,755,795   7,023,770  7,001,295  6,999,180
 Diluted................   15,219,140   7,755,795   7,339,625  7,394,012  7,079,388
                                                August 31,
                          ---------------------------------------------------------
                           1999 (2)       1998        1997       1996       1995
                          -----------  ----------  ---------- ---------- ----------
                                              (In thousands)
Balance sheet data:
Cash and cash
 equivalents............  $    19,754  $   13,789  $    7,230 $    7,333 $    7,477
Working capital.........       26,000      17,333      10,042      7,964      5,199
Total assets............       91,935      34,716      18,800     17,383     17,475
Long-term debt..........        2,625          --          52         91        130
Stockholders' equity....       74,151      26,192      12,533     10,699     10,286

--------
(1) We calculate basic net income from continuing operations per common share and net income per common share based on the weighted average number of shares of common stock outstanding during each period. Diluted net income from continuing operations per common share and net income per common share is based on the weighted average number of shares of common stock outstanding during each period, adjusted for the effect of potentially dilutive shares arising from the assumed exercise of stock options, and warrants and conversion of preferred shares. Basic loss from continuing operations per common share and loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss from continuing operations per common share and loss per common share does not include the impact of options, warrants and conversion of preferred shares, because their effect would have been anti-dilutive.
(2) As restated. See Note 2.s. to the consolidated financial statements located elsewhere in this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements relating to future events and our future financial performance. Actual results could be significantly different than those discussed below. Factors that could cause or contribute to such differences include those set forth in the section entitled "Risk Factors," in this Form 10-K.

Overview

   We are Interactive Architects who provide Internet professional services that seek to transform the way companies conduct eBusiness. We offer a full range of services that allow us to deliver end-to-end solutions enabling companies to capitalize on the reach and efficiency of the Internet.

   In addition, through our performance enhancement business, we provide sales and marketing performance improvement services. These include Internet-based performance improvement programs, and training and education programs that enhance performance and assist in increasing revenues and earnings of corporate clients. Based upon a decision of our Board of Directors to divest ourselves of assets that are not related to our Internet professional services business, we are currently pursuing strategic alternatives for our performance enhancement business, including the sale of all or part of this business.

   We derive our revenues from these services based on two pricing arrangements: time and materials and fixed price. The services performed under these arrangements are substantially identical.

   We bill and recognize revenues from time and materials projects on the basis of costs incurred in the period. We estimate these costs according to an internally developed process. This process takes into account the type and overall complexity of the project, the anticipated number of personnel of various skill sets needed, their associated billing rates and the estimated duration of and risks associated with the project. Management personnel familiar with the production process evaluate and price all project proposals. We also recognize revenues from certain time and materials projects in our performance enhancement business on a completed contract basis, whereby revenue is only recognized when the project is complete or substantially complete. Costs of projects in progress are accumulated on our balance sheet, and revenues and profit are not recorded prior to completion or substantial completion of the work.

   We recognize revenues from fixed price projects using the percentage of completion method. Fees are billed to the client over the course of the project. We use the same methodology to estimate the price for fixed price projects and time and materials projects. All fixed price proposals must first be approved by a member of our senior management team.

   Provisions for estimated losses on both types of contracts are made during the period in which such losses become probable and can reasonably be estimated. To date, such losses have not been significant.

   We have been able to increasingly leverage both knowledge and technology components in the delivery of our client solutions. This has allowed us to work more efficiently and in a less resource-intensive manner than operating without such components. Since we can leverage our knowledge to new engagements, we have been moving to a value-based pricing model which emphasizes the value of our solutions to the client, rather than merely the time and materials required to deliver a solution. Our value-based pricing model is expected to deliver higher gross profits to us and provide more timely solutions for our customers.

   The agreements entered into for a project, whether time and materials or fixed price, are generally terminable by the client with prior written notice of 30 days, or in some cases, less than 30 days. A terminating client is required to pay us for the time, materials and expenses we have incurred through the effective date of termination.

   Our expenses include cost of revenues, selling, general and administrative, provision for doubtful accounts, stock-based compensation, depreciation and amortization and research and development.

Internet professional services acquisitions

   Since August 1998, we have acquired 8 companies engaged in operations such as Internet consulting, interactive marketing and e-commerce development strategies, custom software design, systems administration and strategic consulting for mergers and acquisitions, process management and large systems implementation. These acquisitions were accounted for by the purchase method under accounting principles generally accepted within the United States of America.

                            Date                        Purchase
 Company Acquired         Acquired       Location         Price          Core Competency
 ----------------       ------------ ----------------  -----------  ------------------------
 Reset, Inc.            August 5,    New York          $ 6,250,000  Interactive development
                        1998                                        and strategic consulting
 Mercury Seven, Inc.    September 9, New York          $ 8,282,000  Interactive development
                        1998                                        and strategic consulting
 Zabit & Associates,    September    San Francisco     $32,012,000  Integrated
 Inc.                   14, 1998                                    communications
                                                                    consultant
 Troon, Ltd.            March 10,    Los Angeles       $   270,000  Interactive branding and
                        1999                                        marketing
 Enterprise Solution    August 30,   Phoenix           $ 5,200,000  Systems integration
 Group, Inc.            1999
 5th Floor              October 21,  New York          $ 1,850,000  Interactive development
 Interactive, LLC       1999
 Distributed Systems    November 2,  Phoenix           $ 9,500,000  Systems integration
 Solutions, Inc.        1999
 Catalyst Consulting    November 8,  Phoenix           $ 1,550,000  Change management and
 Services, Inc.         1999                                        business transformation

   On April 29, 1999, we acquired Xceed Atlanta, Inc., an Atlanta-based company that provided marketing services that complemented our performance enhancement business. We acquired Xceed Atlanta for $3.9 million.

   Subsequent to the issuance of the Company's financial statements for the year ended August 31, 1999, management determined that it had capitalized costs relating to a signing bonus that should have been expensed when paid. In addition, management determined that it had inappropriately excluded the value of a stock issued to employees from the calculation of the purchase price and utilized the incorrect market values of its publicly-traded common stock to arrive at total stock consideration issued in connection with certain business combinations accounted for as purchase transactions. As a result, the 1999 financial statements have been restated from amounts previously reported to properly account for these transactions. A summary of the details of such restatement is discussed in Note 2s to the financial statements included in this annual report.

Results of Operations

   The following table sets forth the percentage of revenues to certain items included in our consolidated statements of operations.

                                              Fiscal years ended August 31,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   ---------   ---------
Revenues.....................................     100.0%      100.0%      100.0%
                                              ---------   ---------   ---------
Operating expenses:
  Cost of revenues...........................      82.8        86.2        84.8
  Selling, general and administrative........      28.5        15.6        12.1
  Provision for doubtful accounts............       1.6          --         0.1
  Stock-based compensation...................       0.7         0.4          --
  Depreciation and amortization..............       8.2          --         0.1
  Research and development...................       0.9         2.0         0.9
                                              ---------   ---------   ---------
Total operating expenses.....................     122.7 %     104.2 %      98.0%
Operating income (loss)......................     (22.7)%      (4.2)%       2.0%
Income (loss) from continuing operations.....     (15.3)%      (0.6)%       1.1%

 Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31,
 1998

   Revenues for fiscal 1999 increased 50% to $63.5 million from $42.3 million for fiscal 1998. Internet professional service revenues were $19.5 million in fiscal 1999 and performance enhancement business revenues increased 4% from $42.3 million for fiscal 1998 to $44.0 million for fiscal 1999. The increase in Internet professional services revenues reflected the continued internal organic growth of our Internet professional services, which increased in both the size and the number of client projects. This increase was also attributable to a series of acquisitions.

   Cost of revenues for fiscal 1999 increased 44% to $52.5 million from $36.4 million for fiscal 1998. This increase in cost of revenues was primarily due to the hiring of additional Internet professional services personnel, and the personnel related expenses from acquisitions in the Internet professional services area. As a percentage of revenues, cost of revenues decreased to 82.8% for fiscal 1999 from 86.2% for fiscal 1998.

   Selling, general and administrative expense for fiscal 1999 increased 176% to $18.1 million from $6.6 million for fiscal 1998. As a percentage of revenues, selling, general and administrative expense increased to 28.5% in fiscal 1999 from 15.6% in fiscal 1998. The increase in selling, general and administrative expense was a direct result of increased selling, marketing and corporate expenses, including corporate personnel and infrastructure related costs associated with the expansion of our Internet professional services business. In addition, we incurred additional general and administrative expense related to acquisitions.

   Provision for doubtful accounts for fiscal 1999 increased to $1.0 million from $4,000 in fiscal 1998. The increase in provision for doubtful accounts reflects the inclusion of startup entities in the client base of our Internet professional services business.

   Stock-based compensation expense for fiscal 1999 increased 147% to $420,000 from $170,000 for fiscal 1998. As a percentage of revenues, stock compensation expense increased to 0.7% for fiscal 1999 from 0.4% for fiscal 1998. Stock-based compensation expense resulted primarily from stock and stock option grants to consultants and employees in lieu of cash payments for services rendered.

   Depreciation and amortization expense for fiscal 1999 increased to $5.2 million from $20,000 for fiscal 1998. As a percentage of revenues, depreciation and amortization expense increased to 8.2% in fiscal 1999 from 0.0% in fiscal 1998. The increase in depreciation and amortization expense is primarily the result of the amortization of intangible assets from acquisitions. In addition, we incurred increased depreciation expense as a result of increased fixed assets purchases of computers and other related equipment.

   Research and development expense for fiscal 1999 decreased 33% to $579,000 from $866,000 for fiscal 1998. As a percentage of revenues, research and development expense decreased to 0.9% for fiscal 1999 from 2.0% for fiscal 1998. Research and development expense for fiscal 1999 was primarily incurred in connection with the development of products for e-commerce ventures. Research and development expense for fiscal 1998 was incurred in connection with the development of Maestro software for our performance enhancement business.

   Other income, net for fiscal 1999 decreased 68% to $396,000 from $1.2 million for fiscal 1998. The decrease during fiscal 1999 was primarily attributable to a $522,000 gain on the sale of investments in fiscal 1998, as well as interest expense incurred in fiscal 1999 as a result of our acquisition of Zabit & Associates, Inc. completed in September 1998.

   An income tax benefit of $4.3 million was recorded for fiscal 1999, compared to $257,000 for fiscal 1998. Our effective tax rate for fiscal 1999 was 30.9% compared to 49.4% for fiscal 1998. This decreased rate reflected the impact of the amortization of non-tax deductible goodwill in connection with certain Internet professional services acquisitions.

   For fiscal 1999, we incurred a loss from continuing operations of $9.7 million compared to a loss from continuing operations of $263,000 for fiscal 1998. Our fiscal 1999 loss reflects the personnel requirements and increased corporate infrastructure and related expenses required for our rapidly growing Internet professional services business. We believe these costs are required in order to accommodate the anticipated rapid growth of our business.

   Income, net of related taxes, from discontinued operations increased 15% for fiscal 1999 to $2.1 million from $1.8 million for fiscal 1998.

   We reported a net loss of $7.6 million for fiscal 1999 compared to net income of $1.6 million for fiscal 1998. The decrease of $9.2 million was due to the factors described above.

 Fiscal Year Ended August 31, 1998 Compared to Fiscal Year Ended August 31,
 1997

   Revenues for fiscal 1998 decreased 8% to $42.3 million from $46.0 million for fiscal 1997. The decrease in revenues was primarily attributable to a decrease in our performance enhancement business revenues resulting from a change in revenue recognition policy associated with certain products, as well as the temporary discontinuance of an incentive sales and marketing project.

   Cost of revenues for fiscal 1998 decreased 7% to $36.4 million from $39.0 million for fiscal 1997. This decrease in cost of revenues was primarily due to a reduction in direct costs associated with decreased sales and marketing services revenues. As a percentage of revenues, cost of revenues increased to 86.2% in fiscal 1998 from 84.8% in fiscal 1997.

   Selling, general and administrative expense for fiscal 1998 increased 18% to $6.6 million from $5.5 million for fiscal 1997. As a percentage of revenues, selling general and administrative expense increased to 15.6% in fiscal 1998 from 12.1% in fiscal 1997. The increase in selling, general and administrative expense was a direct result of an increase in sales and marketing services, personnel costs and compensation expense for our officers. In addition, we incurred additional general and administrative expense related to acquisitions.

   Stock-based compensation expense for fiscal 1998 increased to $170,000 from $0 for fiscal 1997. Stock-based compensation expense resulted primarily from stock and stock option grants to consultants and employees in lieu of cash payments for services rendered.

   Depreciation and amortization expense for fiscal 1998 decreased to $20,000 from $68,000 for fiscal 1997.

   Research and development expense for fiscal 1998 increased 102% to $866,000 from $429,000 for fiscal 1997. As a percentage of revenues, research and development expense increased to 2.0% for fiscal 1998 from 0.9% for fiscal 1997. Research and development expense increased in connection with our continuing development of our performance enhancement business' Maestro software.

   Other income, net for fiscal 1998 increased 361% to $1.2 million from $271,000 for fiscal 1997. The increase during fiscal 1998 is primarily attributable to a $522,000 gain on sale of investments and interest income of $691,000 for fiscal 1998, compared to a loss on sale of investments of $20,000 and interest income of $451,000 for fiscal 1997.

   An income tax benefit of $257,000 was recorded for fiscal 1998, compared to an income tax provision of $706,000 for fiscal 1997. Our effective tax rate for fiscal 1998 was 49.4% compared to 58.6% for fiscal 1997. This decreased rate reflects a decrease in our state tax provision and an increase in federal income tax credits.

   For fiscal 1998, we incurred a loss from continuing operations of $263,000 compared to income from continuing operations of $498,000 for fiscal 1997. Our fiscal 1998 loss reflects increased personnel requirements and increased corporate infrastructure and related expenses.

   Income, net of related taxes, from discontinued operations increased 31% for fiscal 1998 to $1.8 million from $1.4 million for fiscal 1997.

   We reported net income of $1.6 million for fiscal 1998, a decrease of 17% from the $1.9 million of net income for fiscal 1997. The decrease of $327,000 was due to the factors described above, and part of this difference was offset by a decrease in our effective tax rate in fiscal 1998 as compared to fiscal 1997.

Liquidity and Capital Resources

   Historically, we have primarily relied on our cash flow from operations, the proceeds from private placements of common stock and preferred stock and the exercise of warrants and options to finance our working capital requirements.

   At August 31, 1999 the Company had working capital of approximately $26.0 million as compared to $17.3 million at August 31, 1998.

   For 1999, the Company used $5.5 million in operating activities. This was the result of a net loss of $7.6 million partially offset by depreciation and amortization of $5.5 million and non-cash compensation of $0.4 million. In addition, the Company had an increase in accounts receivable and earnings in excess of billings of approximately $5.3 million in 1999.

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

   We anticipate financing our growth strategy through current cash resources, cash flow from operations and existing and prospective third party credit facilities, including a bank line of credit in the amount of $5.0 million, all of which is currently available, as well as through the issuance of equity or debt securities. We believe the combination of these sources will be sufficient to fund our operations and to satisfy our cash requirements for the next 12 to 24 months. There may be circumstances, however, that would accelerate the use of our liquid resources. If this occurs, we may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities.

Year 2000 Compliance

   We have taken remedial steps to ensure that our computer systems are compliant with the Year 2000, or Y2K. In this regard, we purchased new personal computers for internal operations, which had been tested by the National Software Testing Laboratories, an independent testing facility, and had been certified as Y2K compliant. With respect to client support, we upgraded our software at no extra cost, which is compliant with Y2K. With respect to our internal software affecting accounting systems and telecommunications, we purchased additional equipment in order to achieve Y2K compliance in this area. However, it is conceivable that we may experience operational difficulties because of undetected errors or defects in the technology we employ.

Quantitative and Qualitative Disclosures about Market Risk

   We maintain our cash equivalents in a money market fund. As of August 31, 1999, all of our cash equivalent investments will mature in three months or less. We did not hold any derivative financial instruments as of August 31, 1999 and have never held such investments. Currently, all of our revenues and expenses are denominated in U.S. dollars and, as a result, we have not had any material exposure to foreign currency rate fluctuations.

   Our exposure to market risk is currently expected to be confined principally to our short-term available-for-sale securities, which have short maturities and, therefore, minimal and immaterial market risk.

                                   XCEED INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Xceed Inc. and Subsidiaries:

Financial Statements

  Report of Deloitte & Touche LLP, Independent Auditors................... F-2

  Report of Holtz Rubenstein & Co., LLP, Independent Auditors............. F-3

  Consolidated Balance Sheets at August 31, 1999 (Restated) and 1998 ..... F-4

  Consolidated Statements of Operations for the years ended August 31,
   1999 (Restated), 1998 and 1997 ........................................ F-5

  Consolidated Statements of Stockholders' Equity for the years ended
   August 31, 1999 (Restated), 1998 and 1997 ............................. F-6

  Consolidated Statements of Cash Flows for the years ended August 31,
   1999 (Restated), 1998 and 1997 ........................................ F-7

  Notes to Consolidated Financial Statements.............................. F-8


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Xceed Inc. and Subsidiaries
New York, New York

   We have audited the accompanying consolidated balance sheet of Xceed Inc. and Subsidiaries (the "Company") as of August 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 2.s., the accompanying 1999 financial statements have been restated.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Xceed, Inc. and Subsidiaries
New York, New York

   We have audited the accompanying consolidated balance sheet of Xceed, Inc. and Subsidiaries as of August 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xceed, Inc. and Subsidiaries as of August 31, 1998 and the results of their operations and their cash flows for the two years ended August 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Holtz Rubenstein & Co., LLP
Melville, New York
November 19, 1999 (except for Note 4,
  as to which the date is
  January 13, 2000)

                          XCEED INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               August 31,
                                                         ----------------------
                                                              1999       1998
                                                         -------------- -------
                                                         (As restated,
                                                         See Note 2.s.)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents............................     $19,754     $13,789
  Investment in marketable securities (Note 5).........         367          97
  Accounts receivable, net of allowance for
   uncollectible accounts of $1,190 and $25,
   respectively........................................       9,868       6,379
  Program costs and earnings in excess of customer
   billings............................................       3,735       2,233
  Income tax refund receivable.........................       2,437          --
  Inventories..........................................          --       1,022
  Prepaid expenses and other current assets............         470         861
  Deferred income taxes (Note 10)......................         358          14
  Net assets related to discontinued operations (Note
   4)..................................................       2,999          --
                                                            -------     -------
   Total current assets................................      39,988      24,395
Property and equipment, net (Notes 6 and 9)............       3,268       1,533
Due from officer (Note 7)..............................       1,223       1,223
Goodwill and intangible assets--net of accumulated
 amortization of $4,308 and $0,
 respectively (Note 3).................................      42,999       6,088
Deferred income taxes (Note 10)........................       1,046         484
Other assets...........................................       3,411         993
                                                            -------     -------
   Total assets........................................     $91,935     $34,716
                                                            =======     =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Notes payable, banks (Note 8)........................     $   862     $    --
  Accounts payable and accrued expenses (Note 3).......       6,611       3,157
  Accrued compensation.................................       2,588       2,636
  Current portion of long-term debt (Note 9)...........         389          41
  Customer billings in excess of program costs and
   earnings............................................       3,538       1,009
  Income taxes payable (Note 10).......................          --         219
                                                            -------     -------
   Total current liabilities...........................      13,988       7,062
Long-term debt (Note 9)................................       2,625          --
Accrued lease obligation...............................         875         875
Deferred revenue.......................................         296         587
                                                            -------     -------
Total liabilities......................................      17,784       8,524
                                                            -------     -------
Commitments and contingencies (Note 13)................

Stockholders' equity (Notes 3, 5, 10 and 11):
  Common stock, $.01 par value; authorized 30,000,000
   shares; 17,747,554 and 10,277,053 issued and
   17,732,554 and 10,262,053 outstanding,
   respectively........................................         177         103
  Preferred stock, $.05 par value; authorized 1,000,000
   shares; none issued or outstanding..................          --          --
  Accumulated other comprehensive loss.................         (20)        (27)
  Additional paid-in capital...........................      78,258      22,657
  Deferred stock compensation..........................        (225)       (112)
  Treasury stock, at cost; 15,000 shares...............         (71)        (71)
  Retained earnings (accumulated deficit)..............      (3,968)      3,642
                                                            -------     -------
  Total stockholders' equity...........................      74,151      26,192
                                                            -------     -------
   Total liabilities and stockholders' equity..........     $91,935     $34,716
                                                            =======     =======

                See notes to consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                 Years ended August 31,
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  ----------  ----------
                                                (As
                                             restated,
                                             see Note
                                               2.s.)
Revenues (Note 2).........................  $    63,450  $   42,266  $   46,007
                                            -----------  ----------  ----------
Operating expenses: (Notes 2 and 11)
  Cost of revenues .......................       52,516      36,413      39,005
  Selling, general and administrative
   (excluding stock-based compensation) ..       18,132       6,561       5,545
  Provision for doubtful accounts.........        1,000           4          27
  Stock-based compensation................          420         170          --
  Depreciation and amortization...........        5,219          20          68
  Research and development................          579         866         429
                                            -----------  ----------  ----------
                                                 77,866      44,034      45,074
                                            -----------  ----------  ----------
Operating income (loss)...................      (14,416)     (1,768)        933
                                            -----------  ----------  ----------
Other income (expense):
  Interest income.........................          735         691         451
  Interest expense........................         (485)         (4)        (71)
  Gain (loss) on sale of investments......           24         522         (20)
  Other, net..............................          122          39         (89)
                                            -----------  ----------  ----------
                                                    396       1,248         271
                                            -----------  ----------  ----------
(Loss) income from continuing operations
 before
 (benefit) provision for income taxes.....      (14,020)       (520)      1,204
Income tax (benefit) provision (Note 10)..       (4,329)       (257)        706
                                            -----------  ----------  ----------
(Loss) income from continuing operations..       (9,691)       (263)        498
Discontinued operations:
  Income from operations, net of taxes of
   $1,579, $1,545, and $1,602,
   respectively (Note 4)..................        2,081       1,813       1,379
                                            -----------  ----------  ----------
Net (loss) income.........................  $    (7,610) $    1,550  $    1,877
                                            ===========  ==========  ==========
Net (loss) income per common share (Note
 11):
  Basic:
   (Loss) income from continuing
    operations............................  $      (.64) $     (.03) $      .07
   Income from discontinued operations....          .14         .23         .20
                                            -----------  ----------  ----------
   Net income (loss)......................  $      (.50) $      .20  $      .27
                                            ===========  ==========  ==========
  Diluted:
   (Loss) income from continuing
    operations............................  $      (.64) $     (.03) $      .07
   Income from discontinued operations....          .14         .23         .19
                                            -----------  ----------  ----------
   Net (loss) income......................  $      (.50) $      .20  $      .26
                                            ===========  ==========  ==========
Weighted average number of shares
 outstanding:
  Basic...................................   15,219,140   7,755,795   7,023,770
                                            ===========  ==========  ==========
  Diluted.................................   15,219,140   7,755,795   7,339,625
                                            ===========  ==========  ==========

                  See notes to consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (In thousands, except share and per share data) (Notes 3, 5, 10, 11)

                      Common stock   Preferred stock
                       30,000,000       1,000,000
                    shares $.01 par  shares, $.05 par
                         value            value                    Accumulated                 Retained
                    ---------------- ----------------- Additional     other       Deferred     earning
                                Par             Par     paid-in   comprehensive    stock     (accumulated Treasury
                      Shares   value  Shares   value    capital   income (loss) compensation   deficit)    stock    Total
                    ---------- ----- -------- -------- ---------- ------------- ------------ ------------ -------- --------
Balance,
September 1,
1996.............    7,020,180 $  70     --   $    --   $ 10,163      $ 307        $  --       $    215    $ (56)  $ 10,699
Comprehensive
income:
 Net income......          --    --      --        --        --         --            --          1,877
 Net change in
 the valuation
 adjustment on
 marketable
 equity
 securities......          --    --      --        --        --         (91)          --            --       --
 Other
 comprehensive
 income..........                                                                                                     1,786
Exercise of
options/warrants..      23,000   --      --        --         48        --            --            --       --          48
                    ---------- -----  ------  --------  --------      -----        ------      --------    -----   --------
Balance, August
31, 1997.........    7,043,180    70     --        --     10,211        216           --          2,092     (56)     12,533
Comprehensive
income:
 Net income......          --    --      --        --        --         --            --          1,550      --
 Net change in
 the valuation
 adjustment on
 marketable
 equity
 securities......          --    --      --        --        --        (243)          --            --       --
 Other
 comprehensive
 income..........                                                                                                     1,307
Exercise of
options/warrants..   1,983,873    20     --        --      5,927        --            --            --       --       5,947
Purchase of 5,000
shares of
treasury stock...          --    --      --        --        --         --            --            --       (15)       (15)
Issuance of stock
options for
services.........          --    --      --        --        282        --           (262)          --       --          20
Amortization of
deferred stock
compensation.....          --    --      --        --        --         --            150           --       --         150
Common stock
issued for
acquired
businesses.......    1,250,000    13     --        --      6,237        --            --            --       --       6,250
                    ---------- -----  ------  --------  --------      -----        ------      --------    -----   --------
Balance, August
31, 1998.........   10,277,053   103     --        --     22,657        (27)         (112)        3,642      (71)    26,192
Comprehensive
loss:
 Net loss........          --    --      --        --        --         --            --         (7,610)     --
 Net change in
 the valuation
 adjustment on
 marketable
 equity
 securities......          --    --      --        --        --           7           --            --       --
 Other
 comprehensive
 loss............                                                                                                    (7,603)
Exercise of
options/warrants..   2,809,910    28     --        --     14,011        --            --            --       --      14,039
Common stock
issued for
acquired business
(as restated, see
Note 2.s.).......    3,174,143    31     --        --     30,516        --            --            --       --      30,547
Securities issued
in private
placement........      976,562    10     --        --      9,990        --            --            --       --      10,000
Issuance of
securities for
services.........      509,886     5     --        --        528        --           (533)          --       --         --
Amortization of
deferred stock
compensation (as
restated, see
Note 2.s.).......          --    --      --        --        --         --            420           --       --         420
Tax benefit from
exercise of stock
options..........          --    --      --        --        556        --            --            --       --         556
                    ---------- -----  ------  --------  --------      -----        ------      --------    -----   --------
Balance, August
31, 1999.........   17,747,554 $ 177     --   $    --   $ 78,258      $ (20)       $ (225)     $ (3,968)   $ (71)  $ 74,151
                    ========== =====  ======  ========  ========      =====        ======      ========    =====   ========

                See notes to consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years ended August 31,
                                                 ------------------------------
                                                     1999       1998     1997
                                                 ------------- -------  -------
                                                 (As restated,
                                                 see Note 2.s)
Cash flows from operating activities:
 Net (loss) income ............................     $(7,610)   $ 1,550  $ 1,877
 Adjustments to reconcile net income (loss) to
  net cash
  provided by (used in) operating activities:
 Gain (loss) on sale of marketable securities..         (24)      (522)      20
 Gain (loss) on sale of equipment..............           6         (9)      --
 Loss on impairment of notes receivable........          --         --      100
 Provision for losses on accounts receivable...       1,000          4       27
 Stock-based compensation......................         420        170       --
 Depreciation and amortization.................       5,514        351      461
 Deferred income taxes.........................      (1,676)      (135)     451
 Changes in operating assets and liabilities:
 Decrease (increase) in assets:
 Accounts receivable...........................      (4,819)    (2,220)     575
 Inventories...................................       (114)        342     (262)
 Program costs and earnings in excess of
  billings.....................................        (448)      (184)  (1,775)
 Prepaid expenses and other current assets.....         435       (527)     (53)
 Other assets..................................         476       (105)      32
 Increase (decrease) in liabilities:
 Accounts payable and accrued expenses.........       1,441      1,435      771
 Income taxes payable..........................      (2,086)      (358)     139
 Customer billings in excess of program costs..       2,205         95   (1,208)
 Accrued lease liability.......................          --         11       22
 Deferred revenues.............................        (170)       587       --
 Other current liabilities.....................          --         --      (15)
                                                    -------    -------  -------
  Net cash (used in) provided by operating
   activities..................................      (5,450)       475    1,162
                                                    -------    -------  -------
Cash flows from investing activities:
 Investments in marketable securities..........        (822)      (741)     (27)
 Proceeds from sale of marketable securities...         588      1,527      138
 Increase in note receivable...................          --         --     (100)
 Proceeds from sale of property and equipment..          --         10       13
 Acquisition of businesses, net of cash
  acquired.....................................      (5,592)        44       --
 Acquisition of property and equipment.........      (2,335)      (207)    (150)
                                                    -------    -------  -------
  Net cash (used in) provided by investing
   activities..................................      (8,161)       633     (126)
                                                    -------    -------  -------
Cash flows from financing activities:
 Principal payments on long-term debt..........      (5,765)       (49)     (39)
 Repayment of notes payable....................        (787)        --   (1,065)
 Proceeds from notes payable...................         862         --       --
 Proceeds from long-term debt..................       1,227         --       --
 Advances to affiliate.........................          --       (432)     (83)
 Purchase of treasury stock....................          --        (15)      --
 Proceeds from the exercise of warrants and
  options......................................      14,039      5,947       48
 Proceeds from private placement offering......      10,000         --       --
                                                    -------    -------  -------
  Net cash provided by (used in) financing
   activities..................................      19,576      5,451   (1,139)
                                                    -------    -------  -------
Net increase (decrease) in cash and cash
 equivalents...................................       5,965      6,559     (103)
Cash and cash equivalents,
 Beginning of period...........................      13,789      7,230    7,333
                                                    -------    -------  -------
Cash and cash equivalents,
 End of period.................................     $19,754    $13,789  $ 7,230
                                                    =======    =======  =======

                See notes to consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                       Three Years Ended August 31, 1999
                (In thousands, except share and per share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

   Xceed Inc. and Subsidiaries (the "Company") provides Internet professional services ("Internet professional services"), and performance enhancement business services ("Performance Enhancement Business"). These services include strategic consulting, creative design, technology integration, business transformation, research and analysis and marketing and branding.

   The fiscal year ended August 31, 1999 represented a transitional year for the Company as it completed several strategic acquisitions to enable it to become a provider of a full range of services that allow it to deliver end-to-end solutions enabling companies to capitalize on the reach and efficiency of the Internet. A significant portion of the Company's historic revenues in the accompanying financial statements have been generated from Performance Enhancement Business, including the fulfillment of awards pursuant to incentive performance programs and fees designing and implementing training and communications programs in the health field. In addition, the Company has generated revenues from its Water-Jel division, which sold first aid health products, and from its Journeycorp division, which generates revenues from travel management services rendered to major U.S. corporations. The Company's management adopted a plan to dispose of its Water-Jel and Journeycorp divisions, and in January 2000, completed the sale of its Water-Jel division (see Note 4). The Company is actively pursuing opportunities to sell the Journeycorp division and expects that such a sale should be completed during the Company's fiscal 2000. As a result, the Water-Jel and Journeycorp divisions have been reflected as discontinued operations in the accompanying consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of presentation--The consolidated financial statements are prepared on the accrual basis utilizing accounting principles generally accepted in the United States of America.

     b. Principles of consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     c. Revenue recognition--The Company has historically earned revenues from three segments of its business:

     .  Health products (Water-Jel division);

     .  Travel management (Journeycorp division); and

     . Integrated corporate communications (including its Internet Professional Services and Performance Enhancement Business).

     Revenues from the sale of health products are earned when goods are shipped to the customer. A provision is made for estimated returns on such shipments, which is reflected as a reduction of revenue.

     Revenues from the travel management business are recognized upon the ticketing of flights.

     Revenues for the Company's Internet Professional Services and Performance Enhancement Business are recognized based on the nature of the contract. Revenues from fixed price contracts are recognized using the percentage of completion method. Revenues from time-and-materials contracts are accounted for as time is incurred.

                                   XCEED INC.

     The Company periodically evaluates cost and revenue assumptions in fixed price contracts. Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses become probable and estimable. Most contracts are cancelable by either the Company or the client upon 30 days notice, with payments due for services completed through the date of termination. No significant losses have been incurred on cancelled contracts.

     Unbilled services on contracts are comprised of costs plus earnings in excess of contractual billings on such contracts. Billings in excess of cost plus earnings and billings in excess of revenue recognized under the percentage of completion method on fixed price contracts are classified as deferred revenue and the current portion is included in accounts payable and accrued expenses in the accompanying balance sheet. Performance program costs include the costs of goods and services incurred for award fulfillment.

     d. Investments in marketable securities--Debt and equity securities are classified as "available-for-sale securities" and reported at market value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity. A decline in the market value of any available-for sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     Gains and losses on the sale of securities available-for-sale are computed on the basis of specific identification of the adjusted cost of each security.

     e. Property and equipment--Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter.

     f. Goodwill and intangible assets--Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is being amortized over a period of seven to twelve years, on a straight-line basis. Other identifiable intangible assets associated with customer base, workforce and industry contacts are being amortized over a seven-year period on a straight-line basis. Amortization of goodwill and intangible assets was $4,308 for the year ended August 31, 1999. There was no amortization expense related to goodwill and intangible assets for the years ended August 31, 1997 or 1998. The Company reviews goodwill and certain identifiable intangibles for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as described in Note 2g.

     g. Accounting for long-lived assets--The Company follows the provisions of SFAS No. 121. This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                                   XCEED INC.

     h. Concentration of risk--The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

     The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue. However, the integrated corporate communications group includes startup companies in its client base. Although the Company generally does not require collateral, reserves for potential credit losses are maintained and such losses have been within management's expectations.

     A significant portion of revenues earned by the Company's retail corporate travel business segment is derived from commissions earned on airline bookings with major U.S. and foreign airline carriers.

     One customer accounted for 26%, 23% and 26% of the Company's 1999, 1998 and 1997 revenues, respectively.

     i. Income taxes--The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes that result from the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     j. Stock-based compensation--The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and accounts for stock issued for services provided by others than employees in accordance with and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expenses are based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option.

     k. Basic and diluted net income per common share--Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of potentially issuable common shares arising from the assumed exercise of stock options and warrants and conversion of preferred shares. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options, warrants and conversion of preferred shares because their effect would have been anti-dilutive.

     l. Research and product development costs--Research and product development costs, consisting of salaries and materials related to software development, are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and prior to general release of the software. Based on the Company's development process, technological feasibility is established upon completion of a working model. The period between technological feasibility and general release is relatively short and the costs incurred during this period have been too insignificant to warrant capitalization.

                                   XCEED INC.

     m. Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to accounts receivable, recoverability and lives of goodwill and revenues and costs on percentage of completion contracts. Actual results could differ from those estimates.

     n. Advertising costs--Advertising costs are charged to operations when the advertising first takes place. The Company incurred advertising costs of $1,223, $169 and $86 for the years ended August 31, 1999, 1998 and 1997, respectively.

     o. Cash and cash equivalents--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     p. Comprehensive income (loss)--Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of net unrealized gain (loss) on marketable securities. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

     q. New accounting pronouncements--In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137. "Accounting for Derivative Financial Instruments and Hedging Activities-- Deferral of the effective date of SFAS No. 133." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning after June 15, 2000 and therefore will be effective for the Company's fiscal year 2001. The Company has not completed their evaluation of the effects of SFAS No. 133 and expects to complete such by the end of fiscal 2000.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending August 31, 2000. Adoption of SOP 98-1 is not expected to have a material impact on the Company's financial condition or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations or financial position.

     r. Reclassifications--Certain reclassifications have been made to the Company's 1997 and 1998 financial statements to conform to the 1999 presentation.

     s. Restatement--Subsequent to the issuance of the Company's financial statements for the year ended August 31, 1999, management determined that it had capitalized costs relating to a signing bonus that

                                   XCEED INC.

  should have been expensed when paid. In addition, management determined that it had excluded the value of stock issued to employees from the calculation of the purchase price and utilized the incorrect market values of its publicly-traded common stock to arrive at total stock consideration issued in connection with certain business combinations accounted for as purchase transactions. As a result, the 1999 financial statements have been restated from amounts previously reported to properly account for these transactions. A summary of the significant effects of the restatements are as follows:

                                                                As
                                                            Previously    As
                                                             Reported  Restated
As of August 31, 1999:                                      ---------- --------
  Goodwill and intangible assets...........................  $40,575   $42,999
  Prepaid expenses and other current assets................    1,024       470
  Total assets.............................................   90,065    91,935
  Deferred stock compensation..............................   (3,216)     (225)
  Additional paid-in capital...............................   79,379    78,258
  Total stockholders' equity...............................   72,281    74,151
For the Year Ended August 31, 1999:
  Selling, general & administrative expense (excluding
   stock-based compensation)...............................  $17,578   $18,132
  Stock-based compensation.................................    1,390       420
  Depreciation & amortization..............................    4,803     5,219

   The restatements to the statement of operations did not have an impact on loss from continuing operations, net loss or basic or diluted loss per share.

     t. Segment information--On September 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This Statement did not impact the Company's consolidated financial position, results of operations, or cash flows. Because the Company currently operates a single line of business and manages its operations under a unified management and reporting structure, no additional segment disclosures are provided.

3. BUSINESS COMBINATIONS

     a. Acquired entities--During the period from August 5, 1998 through August 31, 1999, the Company completed the acquisitions of four Internet professional services firms in various transactions accounted for as purchase business combinations. Collectively, the companies are referred to herein as the "Acquired Entities." The aggregate purchase price of the Acquired Entities was approximately $20,265, including 2,640,364 shares of common stock, with a value of $18,472 and $1,793 of cash and related expenses.

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

     b. Zabit & Associates--In September 1998, the Company acquired Zabit & Associates, Inc. and one of its affiliates ("Zabit"), a company engaged in integrated corporate communications. In exchange for all of the outstanding shares of Zabit, the Company issued 2,258,724 shares of restricted common stock having a market value of $20,442 and notes totaling $6,730, together with cash consideration of $5,200. The Company accounted for this acquisition under the purchase method of accounting. Approximately $30,372 and $3,000 of the purchase price was allocated to goodwill and trademark (which is included in intangible assets), respectively, and are being amortized over their estimated useful lives of 12 years.

                                   XCEED INC.

     c. Xceed Atlanta--In April 1999, the Company acquired the remaining 50% interest in Xceed Atlanta, Inc. ("Xceed Atlanta") that was owned by an individual shareholder. To acquire this interest, the Company issued 210,000 shares of common stock, valued at $3,885. Xceed Atlanta provided marketing services that complemented the Company's Performance Enhancement Business. The shares had not been issued as of August 31, 1999, and accordingly, the consideration due is included in Accounts Payable and Accrued Expenses in the accompanying financial statements. The transaction has been accounted for under the purchase method of accounting.

   The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combinations described above had occurred on September 1, 1997:

                                               Fiscal years ended August 31,
                                               -----------------------------
                                                    1999             1998
                                               ---------------  --------------
   Revenues................................... $        67,440  $       63,592
   Loss from continuing operations............         (10,519)         (5,203)
   Net loss...................................          (8,539)         (3,390)
   Basic and diluted net loss per share....... $         (0.54) $        (0.26)

   The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination, had taken place at the date and on the basis assumed above.

   Subsequent to year end, the Company entered into additional business combinations (see Note 16).

4. DISCONTINUED OPERATIONS


   In January 2000, the Company completed the sale of its Water-Jel division for cash of $4 million to an unrelated Company. The selling price is subject to certain adjustments, which in the opinion of the Company's management, should not have a significant impact on the Company's financial condition or results of operations. As a result, a gain of approximately $1.7 million will be recorded by the Company during the second quarter of fiscal year ending August 31, 2000.

   In January 2000, the Company's Board of Directors approved a plan to sell its Journeycorp division. Accordingly, the operating results of Journeycorp for the years ended August 31, 1999, 1998 and 1997 have been segregated from continuing operations and reported with the Water-Jel results as a separate line item in the statement of operations.

   The Company has restated its prior financial statements to present the operating results of its Water-Jel and Journeycorp divisions as discontinued operations. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheet at August 31, 1999. The balance sheet as of August 31, 1998 has not been restated to reflect these dispositions.

   Summarized financial information for Water-Jel and Journeycorp as discontinued operations for the fiscal years ended August 31, 1999, 1998 and 1997 is as follows:

                                                         Fiscal years ended
                                                             August 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
   Revenues........................................... $16,485 $16,932 $16,878
   Income from discontinued operations, before tax
    provision.........................................   3,660   3,358   2,981
   Income from discontinued operations, net of tax
    provision.........................................   2,081   1,813   1,379

   Net assets relating to these discontinued operations primarily relate to accounts receivable and accounts payable.

                                   XCEED INC.

5. INVESTMENT IN MARKETABLE SECURITIES

   Marketable equity securities, which are classified as available for sale securities, are carried at the fair value of the securities and the unrealized gain (loss) on the securities, net of income taxes, is reflected in stockholders' equity. During the fiscal years ended August 31, 1999, 1998 and 1997, the net change in the valuation adjustment on marketable securities classified as available-for-sale amounted to $7, $(243) and $(91), respectively.

   The carrying amounts of investment securities as shown in the Company's balance sheet and their approximate values were as follows:

                                                          August 31, 1999
                                                    ----------------------------
                                                          Unrealized
                                                         ------------
                                                    Cost Gains Losses Fair Value
                                                    ---- ----- ------ ----------
   Available for sale equity investments........... $400 $  6   $(39)    $367
                                                    ==== ====   ====     ====
                                                          August 31, 1998
                                                    ----------------------------
                                                          Unrealized
                                                         ------------
                                                    Cost Gains Losses Fair Value
                                                    ---- ----- ------ ----------
   Available for sale equity investments........... $170 $ --   $(73)    $ 97
                                                    ==== ====   ====     ====

6. PROPERTY AND EQUIPMENT - NET

   Property and equipment, at cost, consists of the following:

                                                                   August 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
Machinery and equipment.......................................... $4,211 $2,490
Furniture and fixtures...........................................    461    457
Software.........................................................    342    175
Transportation equipment.........................................     --     61
Leasehold improvements...........................................    563  1,031
                                                                  ------ ------
                                                                   5,577  4,214
Less accumulated depreciation and amortization...................  2,309  2,681
                                                                  ------ ------
                                                                  $3,268 $1,533
                                                                  ====== ======

   Depreciation and amortization expenses related to property and equipment approximated $667, $20 and $68, for the years ended August 31, 1999, 1998 and 1997, respectively.

7. DUE FROM OFFICER

   Due from officer represents a loan to the Company's President, Chief Executive Officer and Co-Chairman. The loan bears interest at 7% and is payable in annual installments of $100, which is first applied to accrued interest with the balance applied to principal. The remaining unpaid principal and any accrued interest is payable in full in December 2016.

8. NOTES PAYABLE, BANK

   In 1999, the Company entered into a credit agreement with a bank which allowed for borrowings of up to $5,000. As of August 31, 1999, there were no amounts outstanding under this line of credit. The line expired on February 29, 2000 and is collateralized by the Company's personal property. The Company is currently negotiating with the bank for a one-year extension of such line of credit.

                                   XCEED INC.

   Zabit is party to a credit agreement which provides for maximum borrowings equal to the lesser of (i) $950 or (ii) 85% of eligible accounts receivable. Borrowings are due on demand and bear interest at 9.25%. As of August 31, 1999, $862 was outstanding under this agreement. Of this amount, $500 was paid in February 2000, with the remainder to be repaid over six equal monthly installments through August 2000.

9. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                    August 31,
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
Notes payable, bearing interest at 7%, payable in September 2002
 (a)............................................................... $1,930 $ --
Note payable, bearing interest at 10%, payable in monthly
 installments of $13 through October 2002; collateralized by
 equipment.........................................................    486   --
Note payable, bearing interest at 9.5% payable in monthly
 installments of $1 through
 April 2004; collateralized by equipment...........................     73   --
Capital leases, payable in monthly installments of $17, including interest, expiring from
 April 2001 through January 2002, collateralized by equipment......    413   --
Other..............................................................    112   41
                                                                    ------ ----
                                                                     3,014   41
Less current portion...............................................    389   41
                                                                    ------ ----
Long-term debt, excluding current portion.......................... $2,625 $--
                                                                    ====== ====

     a. Payable to former Zabit shareholders in connection with acquisition (see Note 3). The noteholders are currently officers/employees of the Company.

   Maturities of long-term debt are as follows:

                                                 Bank and  Capitalized
Fiscal year ending August 31,                   other debt   leases    Total
-----------------------------                   ---------- ----------- ------
2000...........................................   $  230      $209     $  439
2001...........................................      220       209        429
2002...........................................      170        53        223
2003...........................................    1,971        --      1,971
2004...........................................       10        --         10
                                                  ------      ----     ------
Total minimum payments.........................    2,601       471      3,072
Less amounts representing interest ($50 in
 2000).........................................       --       (58)       (58)
                                                  ------      ----     ------
Present value of minimum payments..............   $2,601      $413     $3,014
                                                  ======      ====     ======

   Certain notes are guaranteed by corporate officers.

   Capital lease obligations are collateralized by property and equipment with a net book value of $408 at August 31, 1999.

10. INCOME TAXES

   The Company files a consolidated U.S. federal income tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on applicable laws.

                                   XCEED INC.

   The provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                 Fiscal years ended August 31,
                                                 ---------------------------------
                                                    1999        1998      1997
                                                 -----------  ---------  ---------
Current:
  Federal....................................... $(   2,424)  $    (125) $   324
  State.........................................         216        (85)     219
                                                 -----------  ---------  -------
                                                      (2,208)      (210)     543
                                                 -----------  ---------  -------
Deferred:
  Federal.......................................        (952)       (18)     141
  State.........................................      (1,169)       (29)      22
                                                 -----------  ---------  -------
                                                      (2,121)       (47)     163
                                                 -----------  ---------  -------
                                                 $    (4,329) $    (257) $   706
                                                 ===========  =========  =======

   The Company's provision for income taxes reflects benefits from the utilization of net operating loss carryforwards of approximately $386 for the year ended August 31, 1997.

   The Company has various state net operating loss carryforwards which expire at various dates through August 31, 2019. These loss carryforwards can be used to offset future taxable income.

   The net deferred tax amounts included in the financial statements consist of the following:

                                                                    August 31,
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
Deferred tax assets:
  Property and equipment........................................... $  109 $118
  Accrued liabilities..............................................    725  402
  Accounts receivable..............................................    508   10
  Goodwill and other assets........................................    430   --
  Deferred revenue.................................................    184  270
  Stock compensation...............................................    162   78
  State loss carryforwards.........................................    522   --
  Other............................................................      6   40
                                                                    ------ ----
    Total deferred tax assets......................................  2,646  918
                                                                    ------ ----
Deferred tax liabilities:
  Cash basis adjustment............................................    739   --
  Deferred salaries and commissions................................    336  113
  Investment in subsidiary.........................................     --  307
  Deferred commission..............................................     52   --
  Other............................................................    115   --
                                                                    ------ ----
       Total deferred tax liabilities..............................  1,242  420
                                                                    ------ ----
Net deferred income tax assets..................................... $1,404 $498
                                                                    ====== ====

                                   XCEED INC.

   The Company's effective tax rates on income (loss) from continuing operations differs from the Federal statutory rate as follows:

                                                             Fiscal years
                                                                ended
                                                              August 31,
                                                           --------------------
                                                           1999    1998    1997
                                                           -----   -----   ----
   Federal statutory rate................................. (34.0%) (34.0%) 34.0%
   State taxes, net of federal benefit.................... (10.0)  (13.5)  17.2
   Federal income tax credits.............................    --     5.3   (1.9)
   Permanent differences..................................   8.8    (4.5)   1.8
   Other..................................................   4.3    (2.7)   7.5
                                                           -----   -----   ----
                                                           (30.9%) (49.4%) 58.6%
                                                           =====   =====   ====

   The tax effect of excess deductions for stock-based awards, whose compensation cost recorded for tax purposes exceeds the compensation cost recorded for financial reporting purposes, is recognized as additional paid-in capital.

11. STOCKHOLDERS' EQUITY

     a. Capitalization--The Company is authorized to issue 30,000,000 shares of $0.01 par value common stock and 1,000,000 shares of $0.05 par value preferred stock. The Company's Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

     b. Private placement of securities--In June 1999, the Company completed a private sale of securities to a group of accredited investors. Under the terms of the offering, the Company issued an aggregate of 976,562 shares of common stock and options to acquire an additional 976,562 shares of common stock for proceeds of $10,000. The options have an exercise price of $19.01 and are exercisable for a five year period beginning in November 1999.

     c. Stock options--

     (i) The Company adopted incentive stock option plans in various years from 1990 through 1999 which provide for the granting of options to employees, officers, directors, and others who render services to the Company. Under all of these plans, in the aggregate, options to purchase not more than 5,687,500 shares of common stock may be granted, at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value for non-qualified options. Options expire at various dates through August 2009.

                                   XCEED INC.

   A summary of the status of the Company's various fixed stock option plans at August 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                       Fiscal years ended August 31,
                          -----------------------------------------------------------
                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     average             average             average
                                     exercise            exercise            exercise
   Fixed Stock Option      Shares     price    Shares     price    Shares     price
   ------------------     ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................  3,076,625   $ 4.03  1,185,125   $1.80   1,187,125   $1.80
Granted.................  3,901,375    15.37  2,006,000    5.20      32,500    2.00
Exercised...............   (765,330)    3.11   (114,500)   1.53     (22,000)   2.04
Canceled................    (23,500)    7.89         --      --     (12,500)   2.32
                          ---------   ------  ---------   -----   ---------   -----
Outstanding, end of
 year...................  6,189,170   $11.27  3,076,625   $4.03   1,185,125   $1.80
                          =========   ======  =========   =====   =========   =====
Options exercisable, end
 of year,...............  2,719,452   $ 5.12  2,036,125   $4.63   1,185,125   $1.80
                          =========   ======  =========   =====   =========   =====

   The weighted-average fair value of options granted was $5.21, $2.84 and $1.52 during the years ended August 31, 1999, 1998 and 1997.

   The following table summarizes information regarding the Company's stock options outstanding at August 31, 1999:

                          Options outstanding              Options exercisable
                   -------------------------------------  -----------------------
                                  Weighted
                                   average     Weighted                 Weighted
                                  remaining    average                  average
    Range of         Number      contractual   exercise     Number      exercise
 exercise price    outstanding      life        price     outstanding    price
 --------------    -----------   -----------   --------   -----------   --------
 $ 1.52 - $ 4.44    1,351,028       2.10        $ 3.23     1,350,028     $ 3.23
 $ 6.00 -  11.50    1,633,267       2.42          6.83     1,267,257       6.50
 $12.00 - $17.38    1,144,000       4.63         14.38       102,167      12.78
 $18.00 - $22.37    2,060,875       9.93         18.27            --         --

     (ii) The Company has granted options to acquire shares of common stock under certain of its employment agreements (see Note 13).

   In 1999 and 1998, the Company issued 100,000 and 200,000 options to consultants which resulted in compensation approximating $287 and $282, respectively.

                                   XCEED INC.

     (iii) The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FASB 123") in accounting for its stock options. Accordingly, no compensation expense has been recognized. If the Company had recorded compensation expense for the stock options based on the fair value at the grant date of awards, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been modified to the following pro forma amounts:

                                                           Fiscal years ended
                                                               August 31,
                                                         -----------------------
                                                           1999     1998   1997
                                                         --------  ------ ------
   Net (loss) income:
     Actual............................................. $ (7,610) $1,550 $1,877
     Pro forma..........................................  (10,868)  1,188  1,871

   (Loss) income per share:
   Basic:
     Actual............................................. $   (.50) $  .20 $  .27
     Pro forma..........................................     (.71)    .15    .27

   Diluted:
     Actual............................................. $   (.50) $  .18 $  .26
     Pro forma..........................................     (.71)    .14    .25

   For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following range of weighted average assumptions were used for grants during the fiscal years ended August 31, 1999, 1998 and 1997:

                                                   Fiscal years ended August
                                                              31,
                                                  -----------------------------
                                                       1999       1998    1997
                                                  -------------- ------  ------
   Dividend yield................................          0.00%   0.00%   0.00%
   Volatility.................................... 74.00%--90.00%  78.00%  78.00%
   Risk-free interest rate.......................  4.94%-- 5.85%   5.90%   5.90%
   Expected life.................................    Various     1 year  1 year

     d. Warrants--In connection with a follow-on public offering of its securities in 1988, the Company issued Class A warrants. Each Class A warrant entitled the holder to receive one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitled the holder to purchase one share of common stock for an exercise price of $6.00 per share.

   During fiscal 1998, holders of Class A warrants exercised approximately 1,690,000 warrants prior to the extended expiration date of April 30, 1998. In February 1999, the Company redeemed all outstanding Class B warrants. Holders of Class B warrants exercised approximately 1,893,000 warrants.

     e. Common stock reserved--Common stock reserved at August 31, 1999 is as follows:

   Incentive stock option plans....................................... 5,057,170
   Non-qualified stock option plan....................................    28,125
   Key employees' options............................................. 1,220,000
   Consultant's options...............................................   150,000
                                                                       ---------
                                                                       6,455,295
                                                                       =========

                                   XCEED INC.

     f. Net (loss) income per common share and per common equivalent share-- The reconciliation of (loss) income from continuing operations for the fiscal years ended August 31, 1999, 1998 and 1997 is as follows:

                                            Fiscal year ended August 31, 1999
                                            ------------------------------------
                                                                        Per
                                               Loss        Shares      share
                                            ----------- ------------- ----------
Basic loss per share......................  $   (9,691)    15,219,140 $   (.64)
Effect of diluted securities--common stock
 options and warrants.....................          --             --       --
                                            ----------  ------------- --------
  Diluted loss per share..................  $   (9,691)    15,219,140 $   (.64)
                                            ==========  ============= ========
                                            Fiscal year ended August 31, 1998
                                            ------------------------------------
                                                                        Per
                                               Loss        Shares      share
                                            ----------- ------------- ----------
Basic loss per share......................  $     (263)     7,755,795 $   (.03)
Effect of diluted securities--common stock
 options and warrants.....................          --             --       --
                                            ----------  ------------- --------
  Diluted loss per share..................  $     (263)     7,775,795 $   (.03)
                                            ==========  ============= ========
                                            Fiscal year ended August 31, 1997
                                            ------------------------------------
                                                                        Per
                                              Income       Shares      share
                                            ----------- ------------- ----------
Basic earnings per share..................  $      498      7,023,770 $    .07
Effect of diluted securities--common stock
 options and warrants.....................          --        315,855       --
                                            ----------  ------------- --------
  Diluted earnings per share..............  $      498      7,339,625 $    .07
                                            ==========  ============= ========

   For the three years ended August 31, 1999, 1998 and 1997, approximately 7.1 million, 5.4 million and 2.7 million shares of stock issuable from the potential exercise of dilutive options and warrants have been excluded from the calculation of diluted earnings (loss), per share since their impact would be anti-dilutive.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     Current assets and current liabilities--The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

     Long-term debt--The fair value of the Company's long term-debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at August 31, 1999 and 1998 approximates fair value.

13. COMMITMENTS

     a. Lease commitment--The Company conducts its operations from leased space in various locations throughout the United States. These leases (classified as operating leases) expire at various dates through 2014. The Company's management expects these leases will be renewed or replaced by other leases in the normal course of business.

                                   XCEED INC.

   At August 31, 1999, future net minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

      Fiscal year ending August 31,
      -----------------------------
      2000.............................................................. $1,551
      2001..............................................................  1,403
      2002..............................................................  1,249
      2003..............................................................  1,062
      2004..............................................................    984
      Thereafter........................................................  4,062

   Rental expenses approximated $1,900, $860 and $870 for the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

   The Company recognizes rent expenses on its leases on a straight-line basis. The excess of rent expenses on a straight-line basis over the rental payments made is recorded as an accrued liability.

   In October 1999, the Company entered into a 15 year lease agreement for an operating facility in New York. The agreement provides for monthly rental payments ranging from $111 to $135. The Company was required to provide a security deposit of a $1,300 in the form of a letter of credit, collateralized by cash.

     b. Employment agreements--The Company is party to employment and consulting agreements with officers/consultants which provide for minimum annual salaries. Certain agreements provide for incentive bonuses based upon divisional profitability and also include a one-time compensation payment of three times the current annual compensation in the event of a change in corporate control, as defined.

   On August 30, 1999, options to acquire approximately 2,034,000 shares of common stock at an exercise price of $18.25 were granted under 10 of the agreements. Certain of the options become exercisable only if specified financial goals are attained.

   Options to acquire 1,000,000 shares of common stock at $6.00 per share and 300,000 shares of common stock at $17.38 per share were granted to an employee under one of the agreements.

   The aggregate minimum commitment under employment agreements are as follows:

      Fiscal year ending August 31,
      -----------------------------
      2000.............................................................. $3,998
      2001..............................................................  3,595
      2002..............................................................  1,049
      2003..............................................................    250
      2004..............................................................    250

     c. Consulting agreement--The Company is party to a consulting agreement with an investment banker. The agreement provides for a base quarterly fee of $25. The agreement also provides for additional remuneration in the event that the investment banker participates in arranging a merger or acquisition.

     d. Retirement Plans--The Company maintains retirement plans which are salary deferral plans under Section 401(k) of the Internal Revenue Code. Participation in the plans is voluntary, and any participant may elect to contribute up to 15% of his or her earnings. The Company generally matches 10% of the first 6% of the employee's contribution. The Company's contribution approximated $25, $17 and $14 for the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

                                  XCEED INC.

     e. Litigation--The Company is involved in various lawsuits and claims incidental to its business. In the opinion of the Company's management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position or results of operations of the Company.

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Fiscal years ended
                                                               August 31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------- ------ ------
Supplemental disclosures:
Cash paid for interest................................... $   483 $   13 $   81
                                                          ======= ====== ======
Cash paid for income taxes............................... $   207 $1,719 $1,384
                                                          ======= ====== ======
Non-cash financing and investing activities:
  Common stock issued for acquisitions................... $27,707 $6,250 $   --
                                                          ======= ====== ======
  Stock-based compensation............................... $   420 $  150 $   --
                                                          ======= ====== ======

15. SUBSEQUENT EVENTS (Unaudited)

 Acquisitions--

   Subsequent to August 31, 1999, the Company has acquired seven companies engaged in operations such as Internet consulting, interactive marketing and e-commerce development strategies, custom software design, systems administration and strategic consulting for mergers and acquisitions, process management and large systems implementation for an aggregate purchase price of $120,227, consisting of $17,650 of cash and 2,842,891 shares of the Company's common stock valued at $102,577. The Company will account for these acquisitions under the purchase method of accounting. These acquisitions are summarized below using management's estimates and preliminary evaluation. The actual purchase price accounting adjustments to reflect the fair value of the net assets will be based on management's final evaluation, therefore, the information below is subject to change pending the final allocation of purchase price.

     On October 21, 1999, the Company completed the acquisition, by way of merger, of 5th Floor Interactive, LLC, a New York-based privately held company which engaged in interactive development. The consideration for the acquisition consisted of 84,616 shares of the Company's common stock having a market value of $1,650 and cash of $200.

     On November 2, 1999, the Company completed the acquisition, by way of merger, of Distributed Systems Solutions, Inc., a Phoenix-based privately held company that provided systems integration services. The consideration for the acquisition consisted of 248,523 shares of the Company's common stock having a market value of $5,000 and cash of $4,500.

     On November 8, 1999, the Company completed the acquisition, by way of merger, of Catalyst Consulting Services, Inc., a Phoenix-based privately held company which provided change management and business transformation services. The consideration for the acquisition consisted of 68,320 shares of the Company's common stock having a market value of $1,550.

                                   XCEED INC.

     On January 21, 2000, the Company completed the acquisition, by asset purchase, of Big Theory, LLC. a privately held company that provided interactive development and systems integration services. The consideration for the acquisition consisted of 335,613 shares of the Company's common stock having an approximate market value of $12,377 and three cash installments aggregating $4,000.

     On February 6, 2000, the Company completed the acquisition, by way of merger, of Sterling Carteret, Inc., a Colorado Springs privately held company which provided back end enterprise solutions. The consideration for the acquisition consisted of 187,920 shares of the Company's common stock having a market value of $7,000 and cash of $2,950.

     On February 10, 2000, the Company completed the acquisition, by way of merger, of methodfive, inc., a New York-based privately held company engaged in interactive development. The consideration consisted of 1,797,094 shares of the Company's common stock equal to $70,500 and cash of $4,500.

     On February 25, 2000, the Company completed the acquisition of Pulse Interactive, B.V., a privately held company based in Amsterdam. Pulse Interactive engages in interactive development. Consideration consisted of 120,805 shares of the Company's common stock having a market value of $4,500 and cash of $1,500.

     Certain of these agreements provided for payment of additional consideration in the event certain specific performance criteria are met. Furthermore, in certain of the foregoing transactions, the Company entered into employment agreements with certain key personnel of the acquired companies.

 Cumulative Redeemable Convertible Preferred Stock--

   In January 2000, the Company sold 30,000 shares of Series A cumulative redeemable convertible preferred stock (the "Series A Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $29,000.

   Each share of Series A Preferred Stock is convertible, at the option of the holder at any time, into 28 shares of common stock, subject to certain limitations, at a conversion price per share of not less than $25 or greater than $36. In accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," the Company recorded $6,466 of the net proceeds of its sale of Series A Preferred Stock as a dividend in order to recognize the immediate beneficial conversion feature resulting from the difference between the fair value of its common stock as of the date of agreement and the maximum conversion price of $36.

   In connection with the issuance, the Company also issued warrants to purchase 183,273 shares of common stock at an exercise price of $50.10 per share. The warrants expire on January 13, 2005. Utilizing the Black-Scholes option pricing model and relative value method, a value of $4,286 of the net proceeds was allocated to common stock warrants in order to recognize the fair value of the warrants at the time of issuance.

   Since the Series A Preferred Stock is convertible at the option of the holder at any time, the amount that has been ascribed to the warrants has been reflected as a deemed dividend so that the Series A Preferred Stock can be carried at its redemption value of $30,000.

   The Series A Preferred Stock has a cumulative annual dividend of 4.0% per annum and is payable quarterly at the option of the Company in cash or by increasing the aggregate value of the Series A Preferred Stock. The Series A Preferred Stock has senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareholders of the Company.

                                   XCEED INC.

   A holder may request that the Company redeem such holder's Series A Preferred Stock upon the consummation of certain transactions set forth in the Company's Certificate of Designation, Preferences and Rights of Series A Preferred Stock (the "Certificate of Designation"). In the event of such a redemption, the Company is to pay 120% of the aggregate value of the Series A Preferred Stock on the date of consummation of the transaction. If certain events in the Certificate of Designation are triggered, the Company is to redeem the Series A Preferred Stock at a price equal to 125% of the aggregate value of the Series A Preferred Stock on the date of the triggering event. In addition, the Company has the option, at any time, to redeem the Series A Preferred Stock at a price equal to 110% of the aggregate value of such stock plus 1% of the aggregate value of the Series A Preferred Stock since the date of the issuance of such stock, up to a maximum of 140% of the aggregate value of the Series A Preferred Stock and any accumulated, but unpaid dividends on the Series A Preferred Stock being redeemed.

   The Series A Preferred Stock matures in January 2005 at which time all shares of Series A Preferred Stock will be automatically converted into the Company's common stock.

Item 10. Directors and Executive Officers of the Registrant

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires that our directors and executive officers and beneficial owners of more than 10% of our common stock file reports of holdings and transactions in our common stock with the Securities and Exchange Commission and the Nasdaq National Market. Each of William Zabit, John Bermingham, Norman Docteroff and Terry Anderson failed to file a Form 5 with respect to transactions in fiscal 1999 on a timely basis. The total number of late reports was three for Mr. Zabit, one for Mr. Bermingham, one for Mr. Docteroff and one for Mr. Anderson. Terry Anderson, Gary Kahl, Kevin Labick, Paul Schmidman and Wolfe Boehme (a former officer) each failed to file a Form 3 on a timely basis upon becoming a director or executive officer of the Company. Theodore Deikel, who was a 10% holder of our Common Stock, failed to file a Form 3 on a timely basis and reported one sale transaction untimely on Form 4. During fiscal 1999, Mr. Zabit reported three purchase transactions untimely on Form 4. The Company has recently instituted a compliance program to assist its directors and executive officers with Section 16 filings.

Item 11. Executive Compensation

                             EXECUTIVE COMPENSATION

  Summary Compensation Table.

   The following table summarizes the compensation paid to or earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                                      Annual Compensation         Long- Term Compensation Awards    Payouts
                                -------------------------------- ---------------------------------------------
                                                                               Securities
                                                                  Restricted   Underlying   LTIP
Name and Principal       Fiscal                     Other Annual    Stock        Options    Pay-   All Other
Position                  Year   Salary    Bonus    Compensation   Awarded       SARs(#)/   outs  Compensation
------------------       ------ -------- ---------- ------------ ------------ --------------------------------
Scott A. Mednick........  1999  $350,000 $1,080,000     $ 0         $      0      300,000  $      0 $     0
 Chief Strategic Officer  1998  $ 43,750 $   80,000     $ 0         $      0     1,000,000 $      0 $     0
 and Co-Chairman          1997  $      0 $        0     $ 0         $      0        -0-    $0000000 $     0

Werner G. Haase.........  1999  $500,000 $  150,000     $ 0         $               -0-    $      0 $84,299(1)
 Chief Executive Officer  1998  $500,000 $  300,000     $ 0         $      0      500,000  $      0 $80,859(1)
 and Co-Chairman          1997  $500,000 $  300,000     $ 0         $      0        -0-    $      0 $82,152(1)

Nurit Kahane Haase......  1999  $250,000 $        0     $ 0         $      0        -0-    $      0 $     0
 Senior Vice President    1998  $250,000 $        0     $ 0         $      0        -0-    $      0 $     0
                          1997  $250,000 $        0     $ 0         $      0        -0-    $      0 $     0

William N. Zabi.........  1999  $400,000 $        0     $ 0         $      0        -0-    $      0 $ 7,066(1)
 President                1998  $      0 $        0     $ 0         $      0        -0-    $      0 $     0
                          1997  $      0 $        0     $ 0         $      0        -0-    $      0 $     0

Wolf Boehme.............  1999  $212,347 $  125,000     $ 0         $      0      250,000  $      0 $     0
 Chief Operating Officer  1998  $ 28,558 $        0     $ 0         $      0        -0-    $      0 $     0
                          1997  $      0 $        0     $ 0         $      0        -0-    $      0 $     0

--------
(1) Includes premiums for life insurance policies paid by us on behalf of these persons.

                                     III-1

   The aggregate amount of personal benefits cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person. We offer health insurance to all of our employees. At the present time we do not have any retirement, pension, profit sharing, or other similar programs or benefits for our executive officers.

  Option/SAR Grants in Last Fiscal Year.

   The table below sets forth information regarding stock options granted during the 1999 fiscal year to each of the Named Executive Officers who were granted options in fiscal 1999.

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                           Price Appreciation
                               Individual Grants                                             for Option Term
                         ------------------------------                                   ---------------------
                           Number of   Percent of Total
                          Securities    Options/ SARs
                          Underlying      Granted to
                         Options/ SARs   Employees in     Exercise
Name                      Granted(#)     Fiscal Year    Price ($/Sh)  Expiration Date       5%($)      10%($)
----                     ------------- ---------------- ------------ -----------------    ---------- ----------
Scott A. Mednick........    300,000          7.1%          $17.38       August 3, 2004(1) $1,440,532 $3,183,199
 Chief Strategic Officer
 and Co-Chairman


Wolf Boehme.............    250,000          5.9%          $ 7.25    November 19, 2001    $  285,000 $  602,500
 Chief Operating Officer

  Aggregate Option/SAR Exercises in Last Fiscal Year; Fiscal Year End Option/SAR Values.

   The following table sets forth information concerning the value of unexercised in-the-money options held by the Named Executive Officers as of August 31, 1999. The last reported sale price of the Common Stock on August 31, 1999 was $17.81 per share. Accordingly, the values set forth below have been calculated based on that price less the applicable exercise price per share, multiplied by the number of shares underlying the options.

                                                      Unexercised     In-the-Money
                                                    Options/SARs at Options/SARs at
                             Shares                 Fiscal Year End Fiscal Year End
                            Acquired       Value     Exercisable/     Exercisable/
Name                     on Exercise(#) Realized($)  Unexercisable   Unexercisable
----                     -------------- ----------- --------------- ----------------
Scott A. Mednick........        -0-           -0-         1,000,000 $     11,810,000
 Chief Strategic Officer                              (Exercisable)    (Exercisable)
 and Co-Chairman                                            300,000 $        129,000
                                                    (Unexercisable)  (Unexercisable)

Werner G. Haase ........        -0-           -0-           743,750 $     10,609,000
 Chief Executive Officer
 and Co-Chairman                                      (Exercisable)    (Exercisable)

Wolf Boehme.............     10,000       $72,500            73,333 $        774,396
 Chief Operating Officer                              (Exercisable)    (Exercisable)
                                                            166,667 $      1,760,004
                                                    (Unexercisable)  (Unexercisable)

                                     III-2

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Xceed has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XCEED INC.

                                                /s/ Werner G. Haase
                                         By: __________________________________
                                            Name: Werner G. Haase
                                            Title: President, Chief Executive
                                                   Officer and Co-Chairman

                                         April 11, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons on behalf of the reigstrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Scott A. Mednick          Chief Strategic Officer      April 11, 2000
______________________________________  and Co-Chairman
           Scott A. Mednick

         /s/ Werner G. Haase           President, Chief Executive   April 11, 2000
______________________________________  Officer and Co-Chairman
           Werner G. Haase              (principal executive
                                        officer)

         /s/ William N. Zabit          Director                     April 11, 2000
______________________________________
           William N. Zabit

        /s/ John A. Bermingham         Director                     April 11, 2000
______________________________________
          John A. Bermingham

         /s/ Norman Docteroff          Director                     April 11, 2000
______________________________________
           Norman Docteroff

        /s/ Terry A. Anderson          Director                     April 11, 2000
______________________________________
          Terry A. Anderson

         /s/ John P. Gandolfo          Chief Financial Officer      April 11, 2000
______________________________________  (principal financial and
           John P. Gandolfo             accounting officer)