Form 10-Q/A
period 1999-11-30
XCEED INC
filed 2000-04-11
CIK 721176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q/A
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1999

| |      Transition report under Section 13 or 15(d) of the Exchange Act

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



PART I

  ITEM 1.  Financial Information (Unaudited)                      Page No.

   Condensed Consolidated balance sheets (Restated)
   November 30, 1999 and August 31, 1999..........................     3

   Condensed Consolidated statements of operations (Restated)
   Three Months Ended November 30, 1999 and 1998..................     4

   Condensed Consolidated statements of cash flows (Restated)
   Three Months Ended November 30, 1999 and 1998..................     5

   Notes to condensed consolidated financial statements...........   6-9

  ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations.................................. 10-12


PART II

  Other Information...............................................    13

  Signatures......................................................    14

                          XCEED INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousand, except share and per share data)
                                  (unaudited)



                                                                      NOVEMBER 30,   AUGUST 31,
                                                                      ------------   ----------
ASSETS                                                                    1999          1999
------                                                                    ----          ----
                                                                      (As restated,
                                                                       see note 7)

CURRENT ASSETS:
  Cash and cash equivalents                                               $ 10,189      $19,754
  Investment in marketable securities                                          847          367
  Accounts receivable, net of allowance for
   doubtful accounts of $1,790 and $1,190, respectively                     12,194        9,868
  Program costs and earnings in excess of customer billings                  8,081        3,735
  Income tax refund receivable                                               2,437        2,437
  Prepaid expenses and other current assets                                    826          470
  Deferred income taxes                                                        212          358
  Net assets related to discontinued operations                              2,956        2,999
                                                                          --------      -------
     Total current assets                                                   37,742       39,988

 PROPERTY AND EQUIPMENT, net                                                 4,048        3,268
 DUE FROM OFFICER                                                            1,223        1,223
 INTANGIBLE ASSETS,net                                                      53,072       42,999
 DEFERRED INCOME TAXES                                                       2,597        1,046
 OTHER ASSETS                                                                3,595        3,411
                                                                          --------      -------
                                                                          $102,277      $91,935
                                                                          ========      =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable, banks                                                    $    862      $   862
  Accounts payable and accrued expenses                                      8,972        6,611
  Accrued compensation                                                           -        2,588
  Current portion of long-term debt                                            389          389
  Customer billings in excess of program costs and earnings                  7,273        3,538
                                                                          --------      -------
     Total current liabilities                                              17,496       13,988
                                                                          --------      -------

LONG-TERM DEBT                                                               2,526        2,625
                                                                          --------      -------
ACCRUED LEASE OBLIGATION                                                       875          875
                                                                          --------      -------
DEFERRED REVENUE                                                               288          296
                                                                          --------      -------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 30,000,000 shares;
    18,570,500 and 17,747,554 issued and 18,735,500 and 17,732,554
    outstanding, respectively                                                  186          177
  Preferred stock, $.05 par value; authorized 1,000,000
    shares; none issued or outstanding                                           -            -
  Other comprehensive income (loss)                                            268          (20)
  Additional paid-in capital                                                88,983       78,258
  Deferred stock compensation                                                 (225)        (225)
  Treasury stock, at cost; 15,000 shares                                       (71)         (71)
  Accumulated deficit                                                       (8,049)      (3,968)
                                                                          --------      -------
                                                                            81,092       74,151
                                                                          --------      -------
                                                                         $ 102,277     $ 91,935
                                                                         =========     ========

           See notes to condensed consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                               THREE MONTHS ENDED
                                                                -----------------
                                                                   NOVEMBER  30,
                                                                   -------------

                                                              1999         1998
                                                              ----         ----
                                                         (As restated,
                                                          see note 7)
REVENUES, net                                           $    15,495   $     6,925
                                                        -----------   -----------
 COST AND EXPENSES:
 Cost of revenues                                            11,913         5,251
 Selling, general and administrative                          8,640         3,737
  Research and development                                       18           113
 Depreciation and amortization                                1,797         1,305
                                                        -----------   -----------
                                                             22,368        10,406
                                                        -----------   -----------

OPERATING LOSS                                               (6,873)       (3,481)
                                                        -----------   -----------

OTHER INCOME (EXPENSE):
  Interest and dividend income                                  158           109
  Interest expense                                              (72)          (49)
  Other, net                                                      1            17
                                                        -----------   -----------
                                                                 87            77
                                                        -----------   -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX BENEFIT                                           (6,786)       (3,404)

INCOME TAX BENEFIT                                           (2,027)       (1,048)
                                                        -----------   -----------

LOSS FROM CONTINUING OPERATIONS                              (4,759)       (2,356)

INCOME FROM DISCONTINUED OPERATIONS,
 net of tax provision of $504 and $492, respectively            678           634
                                                        -----------   -----------

NET LOSS                                                $    (4,081)  $    (1,722)
                                                        ===========   ===========

NET LOSS PER COMMON SHARE
  Loss from continuing operations                            ($0.26)       ($0.17)
  Income from discontinued operations                          0.04   $      0.04
                                                        -----------   -----------
  Net loss                                                   ($0.22)       ($0.13)
                                                        ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:                                    18,240,791    13,687,706
                                                        ===========   ===========




           See notes to condensed consolidated financial statements.

                          XCEED INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                 Three Months Ended
                                                                 ------------------
                                                                    November 30,
                                                                    -----------
                                                                   1999       1998
                                                                   ----       ----
                                                              (As restated,
                                                               see note 7)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $(4,081)   $(1,722)
                                                                  -------    -------
 Adjustment to reconcile net loss to net
  cash used in operating activities:
   Gain on sale of marketable securities                                -         (5)
   Depreciation and amortization                                    1,840      1,367
   Non-cash compensation                                                -        358
   Deferred income taxes                                           (1,591)      (312)
   Provision for doubtful accounts                                    600          -
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable                                            (4,272)    (2,038)
    Inventories                                                        54        (55)
    Program costs and earnings in excess of customer billings      (2,360)     1,496
    Prepaid expenses and other current assets                         208       (256)
    Other assets                                                       73        (94)
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                             764     (1,440)
    Income taxes payable                                               (5)      (249)
    Customer billings in excess of program costs and earnings       3,735      1,279
    Other liabilities                                                (159)       (39)
                                                                  -------    -------
Total adjustments                                                  (1,113)        12
                                                                  -------    -------
   Net cash used in by operating  activities                       (5,194)    (1,710)
                                                                  -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                   -       (130)
  Proceeds from sale of marketable securities                           -         62
  Business acquisitions, net of cash acquired                      (4,500)    (6,286)
  Acquisition of property and equipment                              (933)      (234)
                                                                  -------    -------
    Net cash used in investing activities                          (5,433)    (6,588)
                                                                  -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                               (107)      (141)
  Proceeds from excercise of warrants and options                   1,169        297
                                                                  -------    -------
    Net cash provided by financing activities                       1,062        156
                                                                  -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (9,565)    (8,142)
CASH AND CASH EQUIVALENTS - beginning of period                    19,754     13,789
                                                                  -------    -------

CASH AND CASH EQUIVALENTS - end of period                         $10,189    $ 5,647
                                                                  =======    =======



           See notes to condensed consolidated financial statements.

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

       The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the results for the period ended November 30, 1999.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the amended audited annual report on Form 10-K/A as of August 31, 1999.

2.     Principles of Consolidation:
       ----------------------------

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.

3.     Supplemental Information - Statements of Cash Flow:
       ---------------------------------------------------


                                               Three Months Ended
                                                  November 30,
                                               ------------------
                                                1999        1998
   Interest paid..................             $   72      $   49
                                               ======      ======
   Income taxes paid..............             $   -       $  291
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
                                               ======     =======

4.     Discontinued Operations
       -----------------------

       In January 2000, the Company completed the sale of its Water-Jel division for cash of $4 million to an unrelated Company. The selling price is subject to certain adjustments, which in the opinion of the Company's management, should not have a significant impact on the Company's financial condition or results of operations. As a result, a gain of $1.7 million will be recorded by the Company during the second quarter of fiscal year ending August 31, 2000.

       In January 2000, the Company's Board of Directors approved a plan to sell its Journeycorp division. Accordingly, the operating results of Journeycorp for the year ended August 31, 1999 have been segregated from continuing operations and reported with the Water-Jel results a a separate line item in the statement of operations.

       The Company has restated its prior financial statements to present the operating results of its Water-Jel and Journeycorp divisions as discontinued operations. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheet at August 31, 1999 and November 30, 1999.

       Summarized financial information for Water-Jel and Journeycorp as discontinued operations for the three months ended November 30, 1999 and 1998 is as follows:

                                              Three Months Ended
                                                  November 30,
                                               ------------------
                                                1999        1998
   Revenues...........................         $4,433      $4,363
   Income from discontinued
   operations, before tax provision...          1,182       1,116
   Income from discontinued
   operations, net of tax provision...            678         634

5.     Basic and diluted net income per common share:
       ----------------------------------------------

       Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of common potentially issuable shares arising from the assumed exercise of stock options and warrants and conversion of preferred shares. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options, warrants and conversion of preferred shares because their effect would have been anti-dilutive.

6.     Income Taxes:
       -------------

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

8      Restatement:
       ------------

       Subsequent to the issuance of the Company's financial statements for the three months ended November 30, 1999, management determined that it had capitalized costs relating to a signing bonus that should have been expensed when paid. In addition, management determined that it had excluded the value of stock issued to employees from the calculation of the purchase price and utilized the incorrect market values of its publicly-traded common stock to arrive at total stock consideration issued in connection with certain business combinations accounted for as purchase transactions. As a result the financial statements for the three months ended November 30, 1999 have been restated from amounts previously reported to properly account for these transactions.

       A summary of the significant effects of the restatement is as follows:

                                                              As
                                                          Previously      As
                                                           Reported    Restated
                                                          ----------   --------
As of November 30, 1999
   Goodwill and intangible assets                         $ 51,306     $ 53,072
   Prepaid expenses and other current assets                 1,070          826
   Total assets                                            101,158      102,277
   Deferred stock compensation                              (2,868)        (225)
   Additional paid-in capital                               90,104       88,983
   Total stockholders' equity                               79,570       81,092
For the three months ended November 30, 1999
   Selling, general & administrative expense              $  8,253     $  8,640
   Stock-based compensation                                    349            -
   Depreciation & amortization                               1,693        1,797

       The restatements above to the statement of operations did not have an impact on loss from continuing operations, net loss or basic or diluted net loss per share.

9.     Business Combinations:
       ----------------------

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

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

   The following discussion and analysis of financial condition and results of operations of Xceed Inc. should be read in conjunction with the Company's consolidated financial statements that appear in this document.

   Subsequent to the issuance of the Company's financial statements for the three months ended November 30, 1999, management determined that it had capitalized costs relating to a signing bonus that should have been expensed when paid. In addition, management determined that it had inappropriately excluded the value of stock issued to employees from the calculation of the purchase price and utilized the incorrect market values of its publicly-traded common stock to arrive at total stock consideration issued in connection with certain business combinations accounted for as purchase transactions. As a result the financial statements for the three months ended November 30, 1999 have been restated from amounts previously reported to properly account for these transactions.

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

                                                              Three months ended
                                                                 November 30,
                                                             ---------------------
                                                                1999       1998
                                                             ---------   ---------
Revenues..........................................             100.0%     100.0%
                                                             ---------   ---------
Operating expenses:
  Cost of revenues................................              76.9       75.8
  Selling, general and
   administrative.................................              51.9       54.0
  Provision for doubtful
   accounts.......................................               3.9         --
  Depreciation and
   amortization...................................              11.6       18.8
  Research and
   development....................................               0.1        1.6
                                                             -------     ------
Total operating expenses..........................             144.4 %    150.2 %
Operating loss....................................             (44.4)%   (150.2)%
Loss from continuing operations...................             (30.7)%    (34.0)%

 Three Months Ended November 30, 1999 to Three Months Ended November 30, 1998

   Revenues for the three months ended November 30, 1999 increased 124% to $15.5 million from $6.9 million for the three months ended November 30, 1998. Internet professional services revenues increased 102% to $8.5 million from $4.2 and revenues from our performance enhancement business increased 159% to $7.0 million from $2.7 million. The increase in Internet professional services revenues reflected the continued internal organic growth of our Internet professional services that increased in both size and the number of client projects. This increase was also attributable to a series of acquisitions. The increase in revenues from our performance enhancement business was attributable to increased sales enhancement programs and the acquisition of Xceed Atlanta in April 1999.

   Cost of revenues includes salaries, benefits and incentive compensation of billable employees as well as direct costs associated with our performance enhancement business. Billable employees are full-time employees whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of Internet professional services revenue. Cost of revenues for the three months ended November 30, 1999 increased 127% to $11.9 million from $5.3 million for the three months ended November 30, 1998. As a percentage of revenues, cost of revenues increased to 76.9% for the three months ended November 30, 1999 from 75.8% for the three months ended November 30, 1998. The increase in cost of revenues was primarily attributable to the hiring of additional personnel, salary increases and personnel costs resulting from our acquisitions.

   Selling, general and administrative expense includes promotion and new business development expenses, salary and benefit costs of non-billable employees, rent, accounting, legal and human resources costs and costs not allocated to research and development. Selling, general and administrative expense for the three months ended November 30, 1999 increased 156% to $8.6 million from $3.7 million for the three months ended November 30, 1998. As a percentage of revenues, selling, general and administrative expense increased to 54.0% for the three months ended November 30, 1999 from 48.8% for the three months ended November 30, 1998. The increase in selling, general and administrative expense was a direct result of increased selling, marketing and corporate expenses, including administrative personnel and increased infrastructure-related costs associated with our provision of Internet professional services and the expansion of our locations. In addition, we incurred additional selling, general and administrative expense in connection with acquisitions.

   Provision for doubtful accounts includes estimates on losses on all contracts made during the period in which such losses become probable and can be reasonably estimated. Provision for doubtful accounts for the three months ended November 30, 1999 was $600,000. As a percentage of revenues, provision for doubtful accounts was 3.9% for the three months ended November 30, 1999. The increase in provision for doubtful accounts reflects the inclusion of additional startup entities in our Internet services client base.

   Depreciation and amortization expense primarily includes depreciation of technology equipment, furniture and fixtures and leasehold improvements. Amortization of goodwill expense includes charges for the excess of purchase price over net tangible book value of acquired companies, and goodwill is typically amortized over a period of seven to twelve years. Depreciation and amortization expense for the three months ended November 30, 1999 increased
38% to $1.8 million from $1.3 million for the three months ended November 30, 1998. As a percentage of revenues, depreciation and amortization expense for the three months ended November 30, 1999 decreased to 11.6% from 18.8% for the three months ended November 30, 1998. The increase in depreciation and amortization expense was primarily the result of increased amortization expenses associated with the fiscal year 1999 decrease in the estimated life of intangible assets and the amortization of intangible assets from acquisitions made by us. In addition, we incurred increased depreciation and amortization expense as a result of increased fixed assets purchases of computer and other related equipment as well as amortization of leasehold improvements associated with the increased number of our locations.

   Research and development expense includes costs associated with the design, development, testing, deployment and enhancement of our services. Research and development expense for the three months ended November 30, 1999 decreased 84% to $18,000 from $113,000 for the three months ended November 30, 1998. Research and development expense for the three months ended November 30, 1999 was primarily incurred in connection with the development of an e-commerce product. Research and development expense for the three months ended November 30, 1998 was primarily incurred in connection with the development of our performance enhancement business' Maestro software, which development ended during fiscal 1999.

   Other income, net for the three months ended November 30, 1999 increased 14% to $87,000 from $76,000 reported for the three months ended November 30, 1998, reflecting interest income on short-term investments in excess of interest expense on borrowed funds and lease obligations.

   An income tax benefit of $2.0 million was recorded for the three months ended November 30, 1999 compared to an income tax benefit of $1.0 million for the same period in 1998. Our effective tax rate for the three months ended November 30, 1999 was 29.9% compared to 36.0% for the three months ended November 30, 1998, reflecting the impact of the amortization of non-tax deductible goodwill in connection with certain of our acquisitions.

   For the three months ended November 30, 1999, we incurred a loss from continuing operations of $4.8 million, as compared to a loss from continuing operations of $2.4 million for three months ended November 30, 1998. Our loss for the three months ended November 30, 1999 reflects the personnel requirements and increased corporate infrastructure and related expenses required for our rapidly growing Internet service business. We believe these costs are required in order to accommodate the anticipated rapid growth of our business.

   Income, net of related taxes, from discontinued operations increased 7% for the three months ended November 30, 1999 to $678,000 from $634,000 for the three months ended November 30, 1998. Discontinued operations includes results from our Water-Jel division, which was sold in January 2000, and our Journeycorp division that is expected to be sold by the end of fiscal year 2000 based on management's decision to divest assets which are not related to the provision of Internet professional services.

   We reported a net loss of $4.1 million for the three months ended November 30, 1999, compared to a net loss of $1.7 million for the three months ended November 30, 1998. The net loss was due to the factors described above.

Liquidity and Capital Resources

   Historically, we have primarily relied on our cash flow from operations, the proceeds from private placements of common stock and preferred stock and the exercise of warrants and options to finance our working capital requirements. As of November 30, 1999, we had working capital of $20.2 million, a decrease of $5.8 million from $26.0 million as of August 31, 1999. The decrease was primarily a result of a decrease in cash and cash equivalents of $9.6 million used to fund operating activities and acquisitions.

   In January 2000, we received cash proceeds of $3.9 million in connection with the divestiture of the net assets of our Water-Jel division. Also in January 2000, we received net proceeds of $29.0 million from the sale of 30,000 shares of Series A cumulative convertible preferred stock. We anticipate selling our Journeycorp division during fiscal 2000.

   Net cash used in operating activities for the three months ended November 30, 1999 increased to $5.2 million from $1.7 million for the same period in 1998. This increase of $3.5 million was primarily the result of a $2.9 million increase in the net loss for the three months ended November 30, 1999. This increase was also due to an increase in accounts receivable of $4.3 million and an increase in program costs and earnings in excess of billings of $2.4 million, reflecting our growth in operations and increase in the number and size of interactive projects.

   Net cash used in investing activities decreased to $5.4 million for the three months ended November 30, 1999 compared to $6.6 million for the same period in 1998, a decrease of $1.2 million. This was primarily the result of a $1.8 million decrease in net cash paid in connection with business acquisitions offset by a $699,000 increase in capital expenditures.

   Net cash provided by financing activities for the three months ended November 30, 1999 increased to $1.1 million from $156,000 for the same period in 1998. The increase was primarily the result of proceeds from the exercise of options and warrants.

   We anticipate financing our growth strategy through current cash resources, cash flow from operations and existing and prospective third party credit facilities, including a bank line of credit in the amount of $5.0 million, all of which is currently available, as well as through the issuance of equity or debt securities. We believe the combination of these sources, will be sufficient to fund our operations and to satisfy our cash requirements for the next 12 to 24 months. There may be circumstances, however, that would accelerate the use of our liquid resources. If this occurs, we may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities.

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



DATE:   April 11, 2000