Form 10-Q
period 2000-02-29
XCEED INC
filed 2000-04-14
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended February 29, 2000

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

Yes _____    No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,577,563 as of April 10, 2000

                           XCEED INC. AND SUBSIDIARIES

                                      INDEX

PART I

  ITEM 1.  Financial Information                                       Page No.

   Condensed consolidated balance sheets as of
         February 29, 2000 and August 31, 1999. . . . . . . . . .      3

   Condensed consolidated statements of operations
    Six and Three Months Ended

    February 29, 2000 and February 28,1999  . . . . . . . . . . .      4

   Condensed consolidated statements of cash flows
    Six Months Ended February 29, 2000 and February 28,1999 . . .      5

   Notes to condensed consolidated financial statements   . . . .   6-10

 ITEM 2.  Management's Discussion and Analysis of
               the Financial Condition and
               Results of Operations    . . . . . . . . . . . . .  11-13

 ITEM 3.  Quantitative and Qualitative Disclosures
               About Market Risk

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . . . .  14-15

 Signatures     . . . . . . . . . . . . . . . . . . . . . . . . .     16

                           XCEED INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)



          ASSETS                                                                    FEBRUARY 29,   AUGUST 31,
                                                                                          2000       1999
                                                                                      (unaudited)
   CURRENT ASSETS:

       Cash and cash equivalents                                                   $ 15,384      $ 19,754
        Investment in marketable securities                                           1,662           367
       Accounts receivable, net of allowance for
         doubtful accounts of $1,790 and 1,190, respectively                         19,799         9,868
       Income tax refund receivable                                                   2,947         2,437
       Program costs and earnings in excess of customer billings                      8,045         3,735
       Prepaid expenses and other current assets                                      1,129           470
       Deferred income taxes                                                            358           358
       Net assets related to discontinued operations                                    467         2,999
                                                                                 ----------     ----------
           Total current assets                                                      49,791        39,988

     PROPERTY AND EQUIPMENT, net                                                     19,540         3,268
     DUE FROM OFFICER                                                                 1,223         1,223
     INTANGIBLE ASSETS, net                                                         155,591        42,999
     DEFERRED INCOME TAXES                                                            3,099         1,046
     OTHER ASSETS                                                                     4,317         3,411
                                                                                 ----------     ----------
                                                                                  $ 233,561      $ 91,935
                                                                                 ==========     ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:

       Notes payable, bank                                                        $     362      $    862
       Accounts payable and accrued expenses                                          8,303         9,199
       Current portion of long-term debt                                                881           389
       Notes payable, other                                                           3,125             -
       Customer billings in excess of program costs                                   8,834         3,538
                                                                                 ----------     ----------
           Total current liabilities                                                 21,505        13,988
                                                                                 ----------     ----------

    LONG-TERM DEBT                                                                    2,841         2,625
                                                                                 -----------    ----------
    ACCRUED LEASE OBLIGATIONS                                                           875           875
                                                                                 -----------    ----------
    DEFERRED REVENUES                                                                     -           296
                                                                                 -----------    ----------


    CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DIVIDENDS:
      Series A 4%, $.01 par value; authorized 30,000 shares;
        30,000 issued and outstanding                                                30,150             -
                                                                                 -----------    ----------

    STOCKHOLDERS' EQUITY:

       Common stock, $.01 par value, authorized 30,000,000 shares;
         21,428,230 and 17,732,554 shares issued and outstanding, respectively          214           177
       Preferred stock, $.05 par value; authorized 1,000,000 shares;
        -0- issued and outstanding                                                         -            -
       Common stock warrants                                                           4,286            -
       Accumulated other comprehensive income                                            520          (20)
       Additional paid-in capital                                                    196,160       78,258
       Unearned compensation                                                               -         (225)
       Treasury stock, 15,000 shares, respectively                                       (71)         (71)
       Accumulated deficit                                                           (22,919)      (3,968)
                                                                                  ----------     ----------
                                                                                     178,190       74,151
                                                                                  ----------     ----------
                                                                                  $  233,561     $ 91,935
                                                                                 ==========      ==========


            See notes to condensed consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                   (unaudited)



                                                              SIX MONTHS ENDED              THREE MONTHS ENDED
                                                     FEBRUARY 29,        FEBRUARY 28,    FEBRUARY 29,  FEBRUARY 28,

                                                           2000              1999              2000       1999
      REVENUES, net                                     $ 41,038            $ 24,249         $ 25,543   $ 17,324
                                                   --------------    ----------------  --------------- ----------

      COST AND EXPENSES:
       Cost of revenues                                   30,573              18,432           18,661     13,181
       Selling, general and administrative                19,237               6,604           10,579      2,867
       Research and development                                -                 202                -         89
       Depreciation and amortization                       5,307               2,964            3,510      1,659
                                                   --------------    ----------------  --------------- ----------
                                                          55,117              28,202           32,750     17,796
                                                   --------------    ----------------  --------------- ----------


      OPERATING LOSS                                     (14,079)             (3,953)          (7,207)      (472)
                                                   --------------    ----------------  --------------- ----------

      OTHER INCOME (EXPENSE):
        Interest and dividend income                         362                 219              204        110
        Interest expense                                    (123)               (325)             (51)      (276)
        Gain (loss) on sale of investment in
          marketable securities                              111                  (6)             111        (11)
        Other                                                (46)                (42)             (47)       (53)
                                                   --------------    ----------------  --------------- ----------
                                                             304                (154)             217       (230)
                                                   --------------    ----------------  --------------- ----------


      LOSS BEFORE INCOME TAXES                           (13,775)             (4,107)          (6,990)      (702)

      INCOME TAX BENEFIT                                  (4,127)             (1,106)          (2,100)       (58)
                                                   --------------    ----------------  --------------- ----------

      LOSS FROM CONTINUING OPERATIONS                     (9,648)             (3,001)          (4,890)      (644)
                                                   --------------    ----------------  --------------- ----------


      DISCONTINUED OPERATIONS:
      Income from operations, net of tax provision
       of $752, $528, $248 and $36, respectively             995                 723              317         88
      Gain on sale of discontinued operations,
       net of tax provision of $404                          605                   -              605          -
                                                   --------------    ----------------  --------------- ----------
      INCOME FROM DISCONTINUED OPERATIONS                  1,600                 723              922         88
                                                   --------------    ----------------  --------------- ----------

      NET LOSS                                            (8,048)             (2,278)          (3,968)      (556)

      PREFERRED STOCK DIVIDENDS                           10,903                   -           10,903          -
                                                   --------------    ----------------  --------------- ----------

      NET LOSS APPLICABLE TO COMMON SHAREHOLDERS       $ (18,951)           $ (2,278)       $ (14,871)    $ (556)
                                                   ==============    ================  =============== ==========

      NET LOSS PER SHARE APPLICABLE TO COMMON
        SHAREHOLDERS

         Loss from continuing operations                 $ (1.10)          $ (0.22)         $ (0.82)        $ (0.05)
         Income from discontinued operations                0.06              0.05             0.02            0.01
         Gain on sale of discontinued operations            0.03                 -             0.03               -
                                                   --------------    --------------    -------------  --------------
      NET LOSS                                           $ (1.01)          $ (0.17)         $ (0.77)        $ (0.04)
                                                   ==============    ==============    =============  ==============

      WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING:                          18,754,990        13,562,869       19,266,003      14,022,209
                                                   ==============    ==============    =============  ==============


           See notes to condensed consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)



                                                                                     Six  Months Ended
                                                                               February 29,   February 28,
                                                                                  2000          1999
              CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                            $ (8,048)   $ (2,278)
                Adjustments to reconcile net loss to net
                 cash (used in) provided by operating activities:
                  Gain (loss) on sale of marketable securities                          (111)          6
                  Depreciation and amortization                                        5,421       3,117
                  Non-cash compensation                                                  435        --
                  Provision for doubtful accounts                                        600        --
                  Deferred income taxes                                               (2,439)       (148)
                  Changes in operating assets and liabilities:
                  (Increase) decrease in assets:
                   Accounts receivable                                                (5,564)     (3,669)
                   Inventories                                                         1,136         116
                   Program costs and earnings in excess of customer billings          (4,101)        929
                   Income tax refund receivable                                         (510)       --
                   Prepaid expenses and other current assets                            (309)         41
                   Other assets                                                         (698)       (467)
                  Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses                              (1,780)        (24)
                   Income taxes payable                                                 --          (219)
                   Customer billings in excess of program costs and earnings           5,296       5,273
                   Deferred revenue                                                     (557)        (76)
                                                                                    --------    --------
                  Net cash (used in) provided  by operating  activities              (11,229)      2,601
                                                                                    --------    --------

              CASH FLOWS FROM INVESTING ACTIVITIES:
                 Investment in marketable securities                                    (550)       (285)
                 Proceeds from sale of marketable securities                             644         170
                 Business acquisitions, net of cash acquired                         (12,655)     (6,286)
                 Proceeds from sale of fixed assets                                      650        --
                 Acquisition of property and equipment                               (15,091)       (397)
                                                                                    --------    --------
                    Net cash used in investing activities                            (27,002)     (6,798)
                                                                                    --------    --------

              CASH FLOWS FROM FINANCING ACTIVITIES:
                 Principal payments of long-term debt                                   (678)       (156)
                 Proceeds from issuance of long-term debt                               --           179
                 Net proceeds from issuance of redeemable preferred stock             29,000        --
                 Proceeds from excercise of warrants and options                       5,539      11,160
                                                                                    --------    --------
                    Net cash provided by financing activities                         33,861      11,183
                                                                                    --------    --------

              NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (4,370)      6,986
              CASH AND CASH EQUIVALENTS - beginning of period                         19,754      13,789
                                                                                    --------    --------

              CASH AND CASH EQUIVALENTS - end of period                             $ 15,384    $ 20,775
                                                                                    ========    ========


            See notes to condensed consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                February 29,2000
                                   (UNAUDITED)

                 (in thousands, except share and per share data)


1.       Basis of Quarterly Presentation:
         -------------------------------

         The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

         The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting of normal and recurring adjustments) which are necessary to present fairly the results for the period ended February 29, 2000.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-K/A as of August 31, 1999.

2.       Principle of Consolidation:
         --------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, intercompany accounts and transactions are eliminated.

3.       Supplementary Information - Statements of Cash Flow:
         ---------------------------------------------------

                                             Six Months Ended
                                             ----------------
                                         February 29,  February 28,
                                         ------------  ------------
                                            2000         1999
                                            ----         ----
         Interest paid..................  $    123     $       327
                                          ========     ===========
         Income taxes paid..............  $    113     $       361
                                          ========     ===========
         Non-Cash Financing and Investment Activities:

         Common stock issued in
          connection with acquisitions .  $101,224     $26,120
         Non-cash compensation . . . . .  $    435     $   -

         During the six months ended February 29, 2000, the Company's acquisition of property and equipment approximating $879 was financed through long-term debt.

4.       Discontinued Operations:
         -----------------------

         In January 2000, the Company completed the sale of its Water-Jel division for $4.0 million in cash to an unrelated Company. The selling price is subject to certain adjustments, which in the opinion of the Company's management, should not have a significant impact on the Company's financial condition or results of operations. As a result, the Company recorded a gain net of expenses of $1.0 million during the quarter ending February 29, 2000.

         In January 2000, the Company's Board of Directors approved a plan to sell its Journeycorp division. Accordingly, the operating results of Journeycorp for the quarter and year ended February 29, 2000 and August 31, 1999, respectively, have been segregated from continuing operations and reported with the Water-Jel results as a separate line item in the statement of operations.

         The Company has restated its prior financial statements to present the operating results of its Water-Jel and Journeycorp divisions as discontinued operations. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at August 31, 1999 and February 29,2000.

         Summarized financial information for the Water-Jel and Journeycorp divisions as discontinued operations for the six months ended February 29, 2000 and February 28, 1999 is as follows:

                                                  Six Months Ended
                                                  ----------------
                                           February 29,       February 28,
                                           ------------       ------------
                                              2000                1999
                                              ----                ----
Revenues. . . . . . . . . . . . . . .       $ 7,289           $ 8,101
Income from discontinued
operations, before tax provision. . .         1,747             1,251
Income from discontinued
operations, net of tax provision. . .           995               723

5.       Basic and diluted net income per common share:
         ---------------------------------------------

         Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of potentially issuable shares of common stock arising from the assumed exercise of stock options and warrants and conversion of outstanding Series A Cumulative Convertible Preferred Stock. Basic loss per common share was computed by dividing net loss less preferred stock dividends by the average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options, warrants and conversion of preferred shares because their effect is anti-dilutive for all periods presented.

6.       Income Taxes:
         ------------

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7.       Reclassifications:
         -----------------

         Certain reclassifications have been made to the financial statements for the six months ended February 28, 1999 to conform with the classifications used in 2000.

8.       Business Combinations:
         ---------------------

         During the six months ended February 29, 2000, the Company completed the acquisitions of seven internet professional services firms in various transactions accounted for as purchase business combinations. The aggregate purchase price of these acquisitions was approximately $118,925, including 2,842,891 shares of common stock (having an approximate value of $101,225) and cash of $17,700. Certain of the agreements provide for additional consideration in the event certain specific performance criteria are met.

         The acquisition prices were preliminarily allocated, on an entity-by-entity basis, to the assets acquired, including tangible and intangible assets and liabilities assumed based upon the fair values of such assets and liabilities on the dates of the acquisitions. The historical carrying amounts of the tangible assets and liabilities approximated their fair values on the dates of acquisitions. Approximately $117,088 of the aggregate purchase price was allocated to goodwill and will be amortized over its estimated useful life of seven years.

         The acquisitions described above were recorded using management's estimates and preliminary evaluation. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management's final evaluation, therefore, the information above is subject to change pending the final allocation of purchase price.

9.       Series A Cumulative Convertible Preferred Stock:
         -----------------------------------------------

         In January 2000, the Company sold 30,000 shares of Series A Cumulative Convertible Preferred Stock to a group of investors. The net proceeds to the Company were approximately $29,000.

         Each share of Series A Preferred Stock is convertible, by the holder and in certain instances by the Company, into shares of the Company's common stock, subject to certain limitations, at a conversion price per share of not greater than $36, subject to adjustments as set forth in the Certificate of Designation, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, which the Company filed with the Securities and Exchange Commission as an exhibit to Form 8-K on January 20, 2000. The Series A Preferred Stock is also redeemable by the Company and, in certain instances, by the holder, subject to certain limitations as set forth in the Certificate of Designation, Preferences and Rights. In accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," the Company recorded $6,466 of net proceeds of its sale of Series A Preferred Stock as a dividend in order to recognize the immediate beneficial conversion feature resulting from the difference between the fair value of its common stock as of the date of agreement and the maximum conversion price of $36.

         In connection with the issuance, the Company also issued warrants to purchase 183,273 shares of common stock at an exercise price of $50.10 per share. The warrants expire on January 13, 2005. Utilizing the Black Scholes option pricing model and relative value method, a value of $4,286 of the net proceeds was allocated to common stock warrants in order to recognize the fair value of the warrants at the time of issuance.

         Since the Series A Preferred Stock is convertible at the option of the holder at any time, the amount that has been ascribed to the warrants has been reflected as a deemed dividend so that the Series A Preferred Stock can be carried at its redemption value of $30,000.

         The Series A Preferred Stock has a cumulative annual dividend of 4.0% per annum and is payable quarterly at the option of the Company in cash or by increasing the aggregate value of the Series A Preferred Stock. The Series A Preferred Stock has senior preference and priority as to the dividend as well as distribution and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareholders of the Company.

         In April 2000, the Company issued warrants to purchase an additional 1,350,000 shares of the Company's common stock to the holders of the Series A Preferred Stock in exchange for a waiver of their rights under certain provisions of the Subscription Agreement, dated January 13, 2000, which was filed with the Commission as an exhibit to the Company's Current Report on Form 8-K on January 20, 2000. A form of the warrants issued in April 2000 to the holders of the Series A Preferred Stock was filed with the Commission as an exhibit to the Company's Current report on Form 8-K on April 11, 2000. As a result of the issuance of these additional warrants in April 2000, an additional dividend of approximately $7,800, calculated under the Black Sholes pricing model will be recorded in the third quarter of fiscal 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

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

                                  Six Months ended
                              February 29, February 28,
                                 2000          1999
                                 ----          ----
Revenue                           100%         100%
Operating Expenses:
Cost of Revenues                   74           76
Selling, general & admin.          47           27
Research & development            ---            1
Depreciation & amortization        13           12
                                  ---          ---
Total operating expenses          134%         116%
                                  ---          ---

Operating loss                    (34)%       (16)%
                                  ---         ---

Loss from continuing operations   (24)%       (12)%
                                  ---         ---


RESULTS OF OPERATIONS:

         Net revenues for the six months ended February 29, 2000 and February 28, 1999, respectively, were $41,038 and $24,249, representing a 69% increase. Net revenues for the three months ended February 29, 2000 and February 28, 1999, respectively, were $25,543 and $17,324 representing a 47% increase. The increases in net revenues for the six and three months ended February 29, 2000 are primarily attributable to the Company's continued rapid organic growth of its Interactive business, along with the growth due to acquisitions. The organic growth was the result of substantial increases in the number and size of interactive engagements.

         Cost of revenues for the six months ended February 29, 2000 and February 28, 1999 were $30,573 and $18,432, representing an increase of $12,141, or 66% in the current period. Cost of revenues for the three months ended February 29, 2000 and February 28, 1999 were $18,661 and $13,181, representing an increase of $5,480, or 42% in the current period. The continued increase in cost of revenues during the current period is a direct result of increased staffing requirements, cost of acquisitions and continued increase in market share of the Company's Interactive business.

         Selling, general and administrative expenses for the six months ended February 29, 2000 and February 28, 1999 were $19,237 and $6,604, respectively, representing an increase of $12,633, or 191% in the current period. Selling, general and administrative expenses for the three months ended February 28, 2000 and 1999 were $10,579 and $2,867, representing an increase of $7,712, or 270% in the current period. The continued increase in selling, general and administrative expenses during the current period is a result of the Company's continued effort to evolve its core business into a fully integrated communications company. A significant portion of this increase has resulted from expenses related to acquisitions, increased selling, marketing and corporate expenses. As a percentage of revenues, selling, general and administrative expense increased to 47% during the current period as compared to 27% for the corresponding prior period.

         Depreciation and amortization expense for the six months ended February 29, 2000 and February 28,1999 were $5,307 and $2,964, respectively, representing an increase of $2,343, or 79% for the current period. Depreciation and amortization expense for the three months ended February 29, 2000 and February 28,1999 were $3,510 and $1,659, respectively, representing an increase of $1,851, or 112% for the current period. The increase in depreciation and amortization expense during the current period is primarily attributable to the amortization of intangible assets in connection with acquisitions made in the Interactive business. Also, the Company is incurring increased depreciation expense as a result of increased fixed assets purchases of computer and related equipment. As a percentage of revenues, depreciation and amortization expense accounted for 13% as compared to 12% for the corresponding prior period.

         Other income (expense) for the six months ended February 29, 2000 was $304 as compared to ($154) for the corresponding prior period. Other income (expense) for the three months ended February 29, 2000 was $217 as compared to ($230) for the corresponding prior period. The increase in other income (expense) during the current periods is a result of increased interest income, decreased interest expense and net gains on sales of marketable securities.

         The Company's effective tax benefit rate for the six months ended February 29, 2000 and February 28, 1999 approximated (30%). This rate reflects the amortization of non-deductible goodwill in connection with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:

         Historically, we have primarily relied on our cash flow from operations, the proceeds from private placements of common stock and preferred stock and the exercise of warrants and options to finance our working capital requirements. At February 29, 2000 the Company had working capital of $28,286 as compared to $26,000 at August 31, 1999.

         In January 2000, we received cash proceeds of $3,900 in connection with the divestiture of net assets of our Water-Jel division. Also, in January 2000, we received net proceeds of $29,000 from the sale of 30,000 shares of Series A Cumulative Convertible Preferred Stock.

         The condensed statement of cash flows for the six months ended February 29, 2000 reflects net cash used in operating activities of $11,229 reflecting a net loss of $8,048,an increase in accounts receivable of $5,564 and an increase in programs costs and earnings in excess of customer billings of $4,101 offset by an increase in customer billings in excess of program costs of $5,296. Cash used in investing activities was $27,002, resulting from business acquisitions of $12,655 and acquisitions of property and equipment of $15,091. Cash provided by financing activities was $33,861, resulting primarily from the net proceeds from the issuance of 30,000 shares of Series A Preferred Stock of $29,000.

         We anticipate financing our growth strategy through current cash resources, cash flow from operations and existing and prospective third party credit facilities, including a bank line of credit in the amount of $5,000, all of which is currently available, as well as through the issuance of equity or debt securities. We believe the combination of these sources, will be sufficient to fund our operations and to satisfy our cash requirements for the next 12 to 24 months. There may be circumstances, however, that would accelerate the use of our liquid resources. If this occurs, we may, from time to time, incur additional indebtedness or issue, in public transactions, equity or debt securities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes regarding the Company's market risk position from the information provided in form 10-K/A for the fiscal year ended August 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1   -        Legal Proceedings

         There is no material litigation currently pending against the Company, its officers or employees.

ITEM 2   -        Changes in Securities

         On January 13, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company issued 30,000 shares of Series A Cumulative Convertible Preferred Stock and warrants to purchase an aggregate of 183,273 shares of the Company's common stock to a group of investors consisting of Peconic, Inc., Leonardo, L.P. and HFTP Investment, L.L.C. The net proceeds to the Company were approximately $29,000,000.

         On January 21, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company completed the acquisition, by asset purchase, of Big Theory, LLC for 335,613 shares of the Company's common stock having a market value of approximately $12,37,000 and $4,000,000 in cash.

         On February 6, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company completed the acquisition, by way of merger, of Sterling Carteret, Inc. for 187,290 shares of the Company's common stock having a market value of approximately $7,000,000 and $2,950,000 in cash.

         On February 10, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company completed the acquisition, by way of merger, of methodfive, inc. for 1,797,094 shares of the Company's common stock having a market value of approximately $70,500,000 and $4,500,000 in cash.

         On February 25, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company completed the acquisition, by way of merger, of Pulse Interactive, B.V. for 120,805 shares of the Company's common stock having a market value of approximately $4,500,000 and $1,500,000 in cash.

ITEM 3   -        Defaults on Senior Securities

         None

ITEM 4   -    Submission to a Vote of Security Holders
------        ----------------------------------------

         None

ITEM 5   -        Other Information

         None

ITEM 6   -        Exhibits and Reports on Form 8-K
------            --------------------------------

         (a)      27. Financial Data Schedule

         (b)      Report on Form 8-K

         (1) The Company's Current Report on Form 8-K, as filed with the Commission on January 20, 2000 reporting the issuance of 30,000 shares of Series A Cumulative Convertible Preferred Stock and warrants to purchase 183,273 shares of common stock to a group of investors.

         (2) The Company's Current Report on Form 8-K, as filed with the Commission on January 28, 2000 regarding the change in the Company's auditors from Holtz Rubenstein & Co., LLP to Deloitte & Touche LLP.

         (3) The Company's Current Report on Form 8-K, as filed with the Commission on February 16, 2000 referencing the acquisition of methodfive, inc. , as amended on Form 8-K/A on April 11, 2000, in which the Company filed the following financial statements: (i) audited financial statements for methodfive, inc., prepared pursuant to Rule 310(b) of Regulation S-B; and (ii) pro forma financial information required pursuant to Rule 310(d) of Regulation S-B.

         (4) The Company's Current Report on Form 8-K, as filed with the Commission on April 11, 2000, reporting the Company's issuance of warrants to purchase 1,350,000 shares of the Company's common stock to the holders of the Series A Cumulative Convertible Preferred Stock.

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

                                              BY:   /s/ Werner Haase
                                                    ---------------------------
                                                    WERNER HAASE,
                                                    Chief Executive Officer

DATE:   April 14, 2000