Form 10-Q
period 2000-05-31
XCEED INC
filed 2000-07-13
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2000

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-13049
                       -------

                                   XCEED INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

      NEW YORK                                                  13-3006788
----------------------------------                         ---------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

      233 BROADWAY, NEW YORK, NEW YORK   10279
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)

      (212) 553-2000
--------------------------------------------------------------------------------
      (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,843,872 as of July 11, 2000

                           XCEED INC. AND SUBSIDIARIES

                                      INDEX



PART I

  ITEM 1.  Financial Information                              Page No.

   Condensed consolidated balance sheets as of
      May 31, 2000 and August 31, 1999 . . . . . . . . . . . .   3

   Condensed consolidated statements of operations
    Nine and Three Months Ended
    May 31, 2000 and 1999 . . . . . . . . . . . . . . . . . .    4

   Condensed consolidated statements of cash flows
    Nine Months Ended May 31, 2000 and 1999 . . . . . . . . .    5

   Notes to condensed consolidated financial statements   . .   6-11

 ITEM 2.  Management's Discussion and Analysis of
           the Financial Condition and
           Results of Operations    . . . . . . . . . . . . .  12-15

 ITEM 3.  Quantitative and Qualitative Disclosures
           About Market Risk

PART II

 Other Information  . . . . . . . . . . . . . . . . . . . . .  16-18

 Signatures     . . . . . . . . . . . . . . . . . . . . . . .   19

                           XCEED INC. AND SUBSIDIARIES
                           ---------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (In thousands, except share and per share data)
                 -----------------------------------------------

     ASSETS                                                                              MAY 31,                 AUGUST 31,
     ------                                                                              ------                  ---------
                                                                                          2000                      1999
                                                                                          ----                      ----
                                                                                      (unaudited)
                                                                                       ---------
CURRENT ASSETS:

   Cash and cash equivalents                                                      $             28,320      $              19,754
    Investment in marketable securities                                                            755                        367
   Accounts receivable, net of allowance for
     doubtful accounts of $1,597 and $1,190, respectively                                       23,645                      9,868
   Income tax refund receivable                                                                  2,437                      2,437
   Program costs and earnings in excess of customer billings                                     6,626                      3,735
   Prepaid expenses and other current assets                                                     1,576                        470
   Deferred income taxes                                                                           358                        358
   Net assets related to discontinued operations                                                     -                      2,999
                                                                                  ---------------------     ----------------------
       Total current assets                                                                     63,717                     39,988

 PROPERTY AND EQUIPMENT, net                                                                    19,836                      3,268
 INTANGIBLE ASSETS, net                                                                        157,619                     42,999
 DEFERRED INCOME TAXES                                                                           5,668                      1,046
 OTHER ASSETS                                                                                    6,955                      4,634
                                                                                  ---------------------     ----------------------
       Total assets                                                               $            253,795      $              91,935
                                                                                  =====================     ======================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:

   Notes payable, bank                                                            $                181      $                 862
   Accounts payable and accrued expenses                                                        13,028                      9,199
   Current portion of long-term debt                                                               280                        389
   Notes payable, other                                                                          2,000                          -
   Customer billings in excess of program costs                                                  7,023                      3,538
   Net liabilities related to discontinued operations                                              326                          -
                                                                                  ---------------------     ----------------------
       Total current liabilities                                                                22,838                     13,988
                                                                                  ---------------------     ----------------------

LONG-TERM DEBT                                                                                   1,266                      2,625
ACCRUED LEASE OBLIGATIONS                                                                          875                        875
DEFERRED REVENUES                                                                                    -                        296
                                                                                  ---------------------     ----------------------
       Total liabilities                                                                        24,979                     17,784
                                                                                  ---------------------     ----------------------


CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DIVIDENDS:
  Series A 4%, $.05 par value; authorized  30,000 shares;
    30,000 issued and outstanding                                                               30,450                          -
                                                                                  ---------------------     ----------------------

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value, authorized 100,000,000 shares;
     23,759,104 and 17,732,554 shares issued and outstanding, respectively                         238                        177
   Preferred stock, $.05 par value; authorized 1,000,000 shares;
    -0- issued and outstanding                                                                       -                          -
   Common stock warrants                                                                        12,087                          -
   Accumulated other comprehensive income                                                          (85)                       (20)
   Additional paid-in capital                                                                  224,744                     78,258
   Unearned compensation                                                                             -                       (225)
   Treasury stock, 15,000 shares, respectively                                                     (71)                       (71)
   Accumulated deficit                                                                         (38,547)                    (3,968)
                                                                                  ---------------------     ----------------------
   TOTAL STOCKHOLDERS' EQUITY                                                                  198,366                     74,151
                                                                                  ---------------------     ----------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $            253,795      $              91,935
                                                                                  =====================     ======================

            See notes to condensed consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                           ---------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (in thousands, except per share data)
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                   -----------------                     ------------------
                                                                        May 31,                              May 31,
                                                                        -------                              -------

                                                                2000                1999               2000                   1999
                                                                ----                ----               ----                   ----

REVENUES, net                                                 $ 74,701            $ 43,555            $ 33,663            $ 19,306
                                                        ---------------     ---------------     ---------------     ---------------

COST AND EXPENSES:
 Cost of revenues                                               55,652              31,785              25,079              13,461
 Selling, general and administrative                            32,463              13,516              13,236               6,912
 Research and development                                           34                 447                  24                 245
 Depreciation and amortization                                  11,773               4,643               6,466               1,571
                                                        ---------------     ---------------     ---------------     ---------------
                                                                99,922              50,391              44,805              22,189
                                                        ---------------     ---------------     ---------------     ---------------


OPERATING LOSS                                                 (25,221)             (6,836)            (11,142)             (2,883)
                                                        ---------------     ---------------     ---------------     ---------------

OTHER INCOME (EXPENSE):
  Interest and dividend income                                     554                 246                 192                  27
  Interest expense                                                (231)               (393)               (108)                (68)
  Gain on sale of investment in
    marketable securities                                          159                   -                  48                   6
  Other                                                          2,059                 (35)              2,105                   7
                                                        ---------------     ---------------     ---------------     ---------------
                                                                 2,541                (182)              2,237                 (28)
                                                        ---------------     ---------------     ---------------     ---------------


LOSS BEFORE INCOME TAXES                                       (22,680)             (7,018)             (8,905)             (2,911)

INCOME TAX BENEFIT                                              (5,728)             (1,758)             (1,601)               (653)
                                                        ---------------     ---------------     ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                                (16,952)             (5,260)             (7,304)             (2,258)
                                                        ---------------     ---------------     ---------------     ---------------


DISCONTINUED OPERATIONS:
Income from operations, net of tax provision
 of $855, $1,009, $103 and $481, respectively                    1,116               1,363                 121                 639
Gain (loss) on sale of discontinued operations,
 net of tax provision (benefit) of $174, $ -,
 $(230) and $ - , respectively                                     260                   -                (345)                  -
                                                        ---------------     ---------------     ---------------     ---------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       1,376               1,363                (224)                639
                                                        ---------------     ---------------     ---------------     ---------------

NET LOSS                                                       (15,576)             (3,897)             (7,528)             (1,619)

PREFERRED STOCK DIVIDENDS                                       19,003                   -               8,100                   -
                                                        ---------------     ---------------     ---------------     ---------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                   $ (34,579)           $ (3,897)          $ (15,628)           $ (1,619)
                                                        ===============     ===============     ===============     ===============

NET LOSS PER SHARE APPLICABLE TO COMMON
  SHAREHOLDERS - BASIC AND DILUTED
   Loss from continuing operations                             $ (1.81)            $ (0.36)            $ (0.70)            $ (0.14)
   Income from discontinued operations                            0.06                0.09                0.01                0.04
   Gain (loss) on sale of discontinued operations                 0.01                   -               (0.02)                  -
                                                        ---------------     ---------------     ---------------     ---------------
NET LOSS                                                       $ (1.74)            $ (0.27)            $ (0.71)            $ (0.10)
                                                        ===============     ===============     ===============     ===============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:                                      19,846,079          14,466,202          22,009,827          16,136,296
                                                        ===============     ===============     ===============     ===============


            See notes to condensed consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                           ---------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)
                                   -----------
                                 (in thousands)
                                 --------------

                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                                        May 31,
                                                                                                        -------

                                                                                               2000                  1999
                                                                                               ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      (15,576)              $ (3,897)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Gain on sale of marketable securities                                                          (159)                   (11)
    Depreciation and amortization                                                                11,705                  4,716
    Provision for doubtful acounts                                                                1,207                    350
    Equity gain on investment                                                                         -                    (28)
    Non-cash compensation                                                                           436
    Deferred income taxes                                                                        (4,578)                  (550)
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                                         (9,705)                (5,578)
     Inventories                                                                                  1,136                   (120)
     Program costs and earnings in excess of customer billings                                   (2,682)                   686
     Prepaid expenses and other current assets                                                     (755)                  (175)
     Other assets                                                                                (1,700)                   208
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                                        1,093                  2,490
     Income taxes payable                                                                             -                   (219)
     Customer billings in excess of program costs and earnings                                    3,485                  3,722
     Deferred revenue                                                                              (557)                  (114)
                                                                                          --------------         --------------
    Net cash (used in) provided  by operating  activities                                       (16,650)                 1,480
                                                                                          --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                                             (930)                  (548)
   Proceeds from sale of marketable securities                                                      972                    359
   Cash allocated to discontinued operations                                                       (349)                     -
   Business acquisitions, net of cash acquired                                                  (12,780)                (5,261)
   Proceeds from sale of fixed assets                                                               650                      -
   Acquisition of property and equipment                                                        (16,299)                (1,556)
                                                                                          --------------         --------------
      Net cash used in investing activities                                                     (28,736)                (7,006)
                                                                                          --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                          (1,105)                (4,854)
   Repayment of notes payable                                                                    (2,930)                     -
   Proceeds from long-term debt                                                                       -                    614
   Deferred offering costs                                                                       (2,894)                     -
   Net proceeds from issuance of redeemable preferred stock                                      29,000                      -
   Net proceeds from private placement                                                           24,750                      -
   Proceeds from excercise of warrants and options                                                7,131                 19,269
                                                                                          --------------         --------------
      Net cash provided by financing activities                                                  53,952                 15,029
                                                                                          --------------         --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         8,566                  9,503
CASH AND CASH EQUIVALENTS - beginning of period                                                  19,754                 13,789
                                                                                          --------------         --------------

CASH AND CASH EQUIVALENTS - end of period                                                       $28,320                $23,292
                                                                                          ==============         ==============



            See notes to condensed consolidated financial statements.

                           XCEED INC. AND SUBSIDIARIES
                           ---------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   MAY 31,2000
                                   -----------
                                   (UNAUDITED)
                                   -----------
                 (in thousands, except share and per share data)


1.    Basis of Quarterly Presentation:

      The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

      The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting of normal and recurring adjustments) which are necessary to present fairly the results for the period ended May 31, 2000.

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

3.    Supplementary Information - Statements of Cash Flow:

                                        Nine Months Ended
                                        -----------------
                                             May 31,
                                             -------
                                         2000        1999
                                         ----        ----

      Interest paid..................  $    231    $    396
                                       ========    ========
      Income taxes paid..............  $    133    $    413
                                       ========    ========

      Non-Cash Financing and Investment Activities:

      Common stock issued in
       connection with acquisitions .  $ 103,280   $ 26,120
      Non-cash compensation . . . . .  $     436   $      -

      During the nine months ended May 31, 2000, the Company's acquisition of property and equipment approximating $879 was financed through long-term debt.

4.    Discontinued Operations:

      In January 2000, the Company completed the sale of its Water-Jel division for $4.0 million in cash to an unrelated company. The selling price is subject to certain adjustments, which in the opinion of the Company's management, should not have a significant impact on the Company's financial condition or results of operations. As a result, the Company recorded a gain net of expenses of $.4 million during the nine months ended May 31, 2000.

      In January 2000, the Company's Board of Directors approved a plan to sell its Journeycorp division. Accordingly, the operating results of Journeycorp for the quarter and year ended May 31, 2000 and August 31, 1999, respectively, have been segregated from continuing operations and reported with the Water-Jel results as a separate line item in the statement of operations.

      The Company has restated its prior financial statements to present the operating results of its Water-Jel and Journeycorp divisions as discontinued operations. Net assets (liabilities) to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at August 31, 1999 and May 31, 2000.

      Summarized financial information for the Water-Jel and Journeycorp divisions as discontinued operations for the nine months ended May 31, 2000 and 1999 is as follows:

                                               Nine Months Ended
                                               -----------------
                                                    May 31,
                                                    -------
                                            2000             1999
                                            ----             ----

Revenues. . . . . . . . . . . . . . .     $10,610           $12,135
Income from discontinued
operations, before tax provision. . .       1,971             2,372
Income from discontinued
operations, net of tax provision. . .       1,116             1,363

5.    Basic and diluted net income per common share:

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

7.    Reclassifications:

      Certain reclassifications have been made to the financial statements for the nine months ended May 31, 1999 to conform with the classifications used in 2000.

8.    Business Combinations:

      During the nine months ended May 31, 2000, the Company completed the acquisitions of seven internet professional services firms in various transactions accounted for as purchase business combinations. The aggregate purchase price of these acquisitions was approximately $127,775, including 3,218,640 shares of common stock issued/issuable (having an approximately value of $110,075) and cash of $17,700. Certain of the agreements provide for additional consideration in the event certain specific performance criteria are met.

      The acquisition prices were preliminarily allocated, on an entity-by-entity basis, to the assets acquired, including tangible and intangible assets and liabilities assumed based upon the fair values of such assets and liabilities on the dates of the acquisitions. The historical carrying amounts of the tangible assets and liabilities approximated their fair values on the dates of acquisitions. Approximately $122,124 of the aggregate purchase price was allocated to goodwill and will be amortized over its estimated useful life of seven years.

      The acquisitions described above were recorded using management's estimates and preliminary evaluation. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management's final evaluation, therefore, the information above is subject to change pending the final allocation of purchase price.

9.    Stockholders' Equity:

      a. Common Stock

      In April 2000, the Company sold 2,000,000 shares of common stock in a private transaction, at a price equal to the closing transaction price as quoted by NASDAQ. The net proceeds to the Company were $24,750.

      b. Series A Cumulative Convertible Preferred Stock

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

      The Series A Preferred Stock has a cumulative annual dividend of 4.0% per annum and is payable quarterly at the option of the Company in cash or by increasing the aggregate value of the Series A Preferred Stock. The Series A Preferred Stock has senior preference and priority as to the dividend as well as distribution and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareholders of the Company. As of May 31, 2000 $450 has been accrued for such dividends. In June 2000, the Company elected to satisfy the dividends due by increasing the aggregate value of the Series A Preferred Stock. Accordingly, the accrued dividends at May 31, 2000 have been included in the Cumulative Redeemable Convertible Preferred Stock balance in the accompanying balance sheet.

      In April 2000, the Company issued warrants to purchase an additional 1,350,000 shares of the Company's common stock to the holders of the Series A Preferred Stock in exchange for a waiver of their rights under certain provisions of the Subscription Agreement, Registration Rights Agreement and Certificate of Designation, Preferences and rights, each dated January 13, 2000. As a result of the issuance of these additional warrants in April 2000, an additional dividend of approximately $7,800, calculated under the Black-Scholes pricing model was recorded in the third quarter of fiscal 2000.

      c. Stock Options

      On April 17, 2000, management announced a Company-wide stock option grant to all employees who had stock options vested or vesting by December 31, 2000. Any employee who held such options, which also had a strike price equal to or above $7.00 were granted additional options in an amount equal to the options already held and which were expected to fully vest by December 31, 2000.

      The terms of the new options provide for an exercise price of $7.50 and allow the employee to exercise the options on or after January 1, 2001. The Company granted approximately 1,700,000 options in connection with this grant.

10.   Gain on Sale of Channel Seven:

      In March 2000, the Company recognized a gain of $2,000 on the sale of its Channel Seven Internet Magazine, which was included in other income.

11.   Subsequent Event:

      In June 2000, the Company's Board of Directors approved a plan to sell its Performance Group line of business.

ITEM 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

      The following discussion and analysis of financial condition and results of operations of Xceed Inc. should be read in conjunction with the Company's consolidated financial statements that appear in this document.

Overview

      The Company provides consulting and solutions to enable Global 2000 companies and market leaders to compete more effectively in the networked economy. The Company leverages strategic relationships, vertical industry expertise and proprietary solutions to accelerate the development of a new, networked business model that makes enterprises smarter, faster and more valuable.

      The following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                           Nine Months ended
                                           -----------------
                                                May 31,
                                                -------

                                          2000            1999
                                          ----            ----
Revenue                                   100%            100%
Operating Expenses:
Cost of Revenues                           75              73
Selling, general & admin.                  43              31
Stock compensation                          -               -
Research & development                      -               1
Depreciation & amortization                16              11
                                          ---             ---
Total operating expenses                  134%            116%
                                          ---             ---

Operating loss                            (34)%           (16)%
                                          ----            ----

Loss from continuing operations           (23)%           (12)%
                                          ----            ----

RESULTS OF OPERATIONS:

      Net revenues for the nine months ended May 31, 2000 and 1999, respectively, were $74,701 and $43,555, representing a 72% increase. Net revenues for the three months ended May 31, 2000 and 1999, respectively, were $33,663 and $19,306 representing a 74% increase. The increases in net revenues for the nine and three months ended May 31, 2000 are primarily attributable to the Company's continued rapid organic growth of its Interactive business, along with the growth due to acquisitions. The organic growth was the result of substantial increases in the number and size of interactive engagements.

      Cost of revenues for the nine months ended May 31, 2000 and 1999 were $55,652 and $31,785, representing an increase of $23,867, or 75% in the current period. Cost of revenues for the three months ended May 31, 2000 and 1999 were $25,079 and $13,461, representing an increase of $11,618, or 86% in the current period. The continued increase in cost of revenues during the current period is a direct result of increased staffing requirements, cost of acquisitions and continued increase in market share of the Company's Interactive business.

      Selling, general and administrative expenses for the nine months ended May 31, 2000 and 1999 were $32,463 and $13,516, respectively, representing an increase of $18,947, or 140% in the current period. Selling, general and administrative expenses for the three months ended May 31, 2000 and 1999 were $13,236 and $6,912, representing an increase of $6,324, or 92% in the current period. The continued increase in selling, general and administrative expenses during the current period is a result of the Company's continued effort to evolve its core business into a fully integrated communications company. A significant portion of this increase has resulted from expenses related to acquisitions and increased selling, marketing and corporate expenses. As a percentage of revenues, selling, general and administrative expense increased to 43% during the current nine month period as compared to 31% for the corresponding prior period.

      Depreciation and amortization expense for the nine months ended May 31, 2000 and 1999 were $11,773 and $4,643, respectively, representing an increase of $7,130, or 154% for the current period. Depreciation and amortization expense for the three months ended May 31, 2000 and 1999 were $6,466 and $1,571, respectively, representing an increase of $4,895, or 312% for the current period. The increase in depreciation and amortization expense during the current period is primarily attributable to the amortization of intangible assets in connection with acquisitions made in the Interactive business. Also, the Company is incurring increased depreciation expense as a result of purchases of computer and related equipment and leasehold improvements. As a percentage of revenues, depreciation and amortization expense approximated 16% in the current nine month period as compared to 11% for the corresponding prior period.

      Other income (expense) for the nine months ended May 31, 2000 was $2,541 as compared to ($182) for the corresponding prior period. Other income (expense) for the three months ended May 31, 2000 was $2,237 as compared to ($28) for the corresponding prior period. The increase in other income (expense) during the current periods is a direct result of the Company's sale of its Channel Seven division in March 2000 which accounted for approximately $2,000.

      The Company's effective tax benefit rate for the nine months ended May 31, 2000 and 1999 approximated (25%). This rate reflects the amortization of non-deductible goodwill in connection with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:

      Historically, we have primarily relied on our cash flow from operations, the proceeds from private placements of common stock and preferred stock and the exercise of warrants and options to finance our working capital requirements. At May 31, 2000 the Company had working capital of $40,879 as compared to $26,000 at August 31, 1999.

      In January 2000, we received cash proceeds of $4,000 in connection with the divestiture of net assets of our Water-Jel division. Also, in January 2000, we received net proceeds of $29,000 from the sale of 30,000 shares of Series A Cumulative Convertible Preferred Stock.

      In April 2000, we received net proceeds of $24,750 from the sale of 2,000 shares of common stock in a private transaction.

      The condensed statement of cash flows for the nine months ended May 31, 2000 reflects net cash used in operating activities of $16,650 reflecting a net loss of $15,576,an increase in accounts receivable of $8,498 and an increase in programs costs and earnings in excess of customer billings of $2,682 offset by an increase in customer billings in excess of program costs of $3,485. Cash used in investing activities was $28,736, resulting from business acquisitions of $12,780 and acquisitions of property and equipment of $16,299. Cash provided by financing activities was $53,952, resulting primarily from the net proceeds from the issuance of 30,000 shares of Series A Preferred Stock for $29,000 and the issuance of 2,000 shares of common stock for $24,750.

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

      On April 4, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company issued warrants to purchase an aggregate of 1,350,000 shares of the Company's common stock to a group of investors consisting of Peconic, Inc., Leonardo, L.P., and HFTP Investment, L.L.C. (the "Investors"), in exchange for each Investor's release and waiver of certain provisions of the Subscription Agreement, Registration Rights Agreement and the Certificate of Designation, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock each dated January 13, 2000 , and entered into by and among the Company and each Investor.

      On April 27, 2000, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, the Company issued 2,000,000 shares of the Company's common stock to an investor in a private offering. The net proceeds to the Company were approximately $24,750,000.

ITEM 3      -     Defaults on Senior Securities

      None

ITEM 4      -    Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders on May 4, 2000 (the "Annual Meeting"). There were four proposals submitted to a vote of the stockholders at the Annual Meeting: (i) to elect seven directors to serve until the next annual meeting or until their successors are elected and qualified; (ii) to ratify the appointment of Deloitte & Touche, LLP, as the Company's independent certified public accountants; (iii) to approve the adoption of the Xceed Inc. Millennium Stock Option Plan; and (iv) to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock from 30,000,000 shares to 100,000,000 shares.

      At the Annual Meeting each of the following persons were elected to serve as directors of the Company until the next annual meeting or until their successors are elected and qualified: Scott Mednick and Werner Haase were each elected with 15,026,288 votes cast in favor of election and 679,015 votes cast against election; William Zabit was elected with 14,590,609 votes cast in favor of election and 1,114,694 votes cast against election; Norman Docteroff was elected with 15,026,257 votes cast in favor of election and 679,046 votes cast against election; John Bermingham and Edward Bennett were each elected with 15,026,413 votes cast in favor of election and 678,890 votes cast against election; and Terry Anderson was elected with 15,026,257 votes cast in favor of election and 679,046 votes cast against election. The stockholders ratified the appointment of Deloitte & Touche, LLP, as the Company's independent certified public accountants with 15,563,506 votes cast in favor of this proposal, 86,929 votes against, and 54,868 votes abstaining. At the Annual Meeting the stockholders also approved the adoption of the Xceed Inc. Millennium Stock Option Plan with 7,331,222 votes cast in favor of this proposal, with 971,465 votes against, 20,350 votes abstaining and 7,382,266 votes not voted. The stockholders also approved the amendment to the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock from 30,000,000 shares to 100,000,000 shares. There were 14,811,792 votes cast in favor of this proposal, with 630,518 votes against, and 262,993 votes abstaining. No other matters were submitted to the stockholders for a vote.

ITEM 5      -     Other Information

      None

ITEM 6      -     Exhibits and Reports on Form 8-K

      (a)    3. Articles of Incorporation
            27. Financial Data Schedule

      (b)   Report on Form 8-K

            (1) The Company's Current Report on Form 8-K, as filed with the Commission on April 5, 2000, reporting the Company's issuance of warrants to purchase 1,350,000 shares of the Company's common stock to the holders of the Series A Cumulative Convertible Preferred Stock.

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

                                   XCEED INC.
                                   ----------

                                  233 BROADWAY
                                  ------------

                              NEW YORK, N.Y. 10279
                              --------------------



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




                                          BY:   /s/ John P. Gandolfo
                                                --------------------
                                               JOHN P. GANDOLFO,
                                               Chief Financial Officer


DATE:   July 13, 2000
        --------------

                          CERTIFICATE OF INCORPORATION

                                       OF

                                  X-ceed, Inc.

      The undersigned, being of legal age, in order to form a corporation under and pursuant to the laws of the State of Delaware, does hereby set forth as follows:

      FIRST:  The name of the corporation is:

                                  X-ceed, Inc.

      SECOND: The address of the initial registered and principal office of this corporation in this state is c/o United Corporate Services, Inc., 15 East North Street, in the City of Dover, County of Kent, State of Delaware 19901, and the name of the registered agent at said address is United Corporate Services, Inc.

      THIRD: The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the corporation laws of the State of Delaware.

      FOURTH: The corporation shall be authorized to issue the following shares:


Class                      Number of Shares                     Par Value COMMON
    30,000,000             $.01 BLANK CHECK PREFERRED                  1,000,000
    $.05

      FIFTH:  The name and address of the incorporator are as follows:


            NAME                    ADDRESS
            Michael A. Barr         Bank Street
                                    White Plains, New York  10606

      SIXTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the corporation, and for further definition, limitation and regulation of the powers of the corporation and of its directors and stockholders:

      (1) The number of directors of the corporation shall be such as from time to time shall be fixed by, or in the manner provided in, the By-Laws. Election of directors need not be by ballot unless the By-Laws so provide.

      (2) The Board of Directors shall have power without the assent or vote of the stockholders:

            (a) To make, alter, amend, change, add to or repeal the By-Laws of the corporation; to fix and vary the amount to be reserved for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.

            (b) To determine from time to time whether, and to what times and places, and under what conditions the accounts and books of the corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders.

      (3) The directors in their discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders, at any meeting of the stockholders called for the purpose of considering any such act or contract, or through a written consent in lieu of a meeting in accordance with the requirements of the General Corporation Law of Delaware as amended from time to time, and any contract or act that shall be so approved or be so ratified by the vote of the holders of a majority of the stock of the corporation with is represented in person or by proxy at such meeting (or by written consent whether received directly or through a proxy) and entitled to vote thereon (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the corporation and upon all the stockholders as though it had been approved, ratified, or consented to by every stockholder of the corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

      (4) In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the corporation; subject, nevertheless, to the provisions of the statutes of Delaware, of this certificate, and to any by-laws from time to time made by the stockholders; provided, however, that no by-laws so made shall invalidate any prior act of the directors which would have been valid if such by-law had not been made.

      SEVENTH: No director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director's duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability under Section 174 of the Delaware General Corporation Law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation's directors to the corporation or its stockholders to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law, as amended from time to time. The corporation shall indemnify to the fullest extend permitted by Sections 102(b)(7) and 145 of the Delaware General Corporation Law, as amended from time to time, each person that such Sections grant the corporation the power to indemnify.

      EIGHTH: Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors, and/or the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

      NINTH: The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on stockholders, directors and officers are subject to this reserved power.

      IN WITNESS WHEREOF, the undersigned hereby executes this document and affirms that the facts set forth herein are true under the penalties of perjury this seventeenth day of December, 1997.

                                    /s/MICHAEL A. BARR
                                    Michael A. Barr, Incorporator

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                                   XCEED INC.

      Xceed Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify as follows:

      1. The name of the Corporation is Xceed Inc. and the date of filing of its original Certificate of Incorporation with the Secretary of State of the State of Delaware was December 17, 1997.

      2. That at a meeting of the Board of Directors of the Corporation resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said Corporation, declaring said amendments to be advisable and calling a meeting of the stockholders of said Corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

      Resolved, that the Certificate of Incorporation of this Corporation be amended by striking the reference to the class of common shares in the Article thereof numbered "FOURTH" so that the reference to the class of common, as amended shall be and read as follows:

                 "     Common          100,000,000       $.01         "

      3. That a meeting and vote of stockholders of the Corporation held on May 4, 2000, the stockholders voted to approve said amendment in accordance with the provisions of Section 211 of the General Corporation Law of the State of Delaware.

      4. The amendment to the Certificate of Incorporation herein certified has been duly adopted in accordance with the provisions of Sections 222 and 242 of the General Corporation Law of the State of Delaware.

      IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Amendment of the Certificate of Incorporation to be signed by its Chief Executive Officer and Assistant Secretary on May 4, 2000.

Attest:


/s/Werner Haase                           /s/John Gandolfo
------------------------------------      ------------------------------------
Werner Haase, Chief Executive Officer    John Gandolfo, Assistant Secretary

[SEAL]