Form 10-K405
period 2000-08-31
XCEED INC
filed 2000-11-16
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

                         Commission File Number 0-13049

                           WORLDWIDE XCEED GROUP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3006788
(State of incorporation)                       (IRS Employer Identification No.)

                     233 Broadway, New York, New York 10279
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (212) 553-2000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |x| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant (for the purpose of this calculation only, the registrant's directors and executive officers are deemed affiliates), based on the closing price of the registrant's Common Stock on November 13, 2000 was $26,529,746.

The number of shares outstanding of the registrant's Common Stock as of November 13, 2000 was 26,762,518 shares.

Documents Incorporated by Reference: None.

The terms "Xceed," "our," "us" and "we," as used in this annual statement, refer to Worldwide Xceed Group, Inc., formerly known as Xceed Inc.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are based on the current beliefs of our management as well as assumptions made by, and information currently available to, our management. We have tried to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our limited operating history, ability to develop a profitable business model, risks related to the integration of prior acquisitions and our ability to implement our restructuring plan, including our ability to successfully divest ourselves of non-strategic assets. For further information about these and other risks, uncertainties and factors, please review the disclosure included under the caption "Risk Factors" in this annual report. Except as required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or changed circumstances or for any other reason, after the date of this annual report.

                                     PART I

ITEM 1. BUSINESS

Overview

We are Interactive Architects who provide strategic consulting and digital solutions that seek to transform the way companies conduct eBusiness. Using a multi-disciplined methodology, we offer a full range of services that allow us to deliver end-to-end solutions enabling companies to capitalize on the reach and efficiency of the Internet. Our key competencies include:

      o strategy, research and consulting--creating specialized business plans and models to enable our clients to operate and improve their eBusinesses;

      o creative design--developing robust visual and interactive web site content;

      o technology integration--combining third party products with our customized technology applications and components to create a specialized, technical infrastructure for our clients; and

      o marketing and branding--promoting our clients' eBusinesses, services and brands to their existing and target customers and industry segments.

Our Internet professional services clients are a combination of multinational corporations, mid-to-large sized companies and early stage businesses operating in various industries, such as computers and technology, entertainment and financial services. We provide our clients with solutions to:

      o strengthen relationships with customers and business partners in both business-to-business and business-to-customer environments;

      o     create new revenue and distribution opportunities; and

      o reduce cost and improve operating efficiencies, productivity and internal communications.

Our strategic, technical and creative personnel collaborate to address the full range of end-to-end solutions required to meet the increasingly large and complex needs of an expanding, sophisticated client base. The industry in which we operate is time-to-market sensitive, and we provide rapid project delivery due to our ability to use previously developed technology applications for multiple client engagements. Our methodology provides a framework to assess and execute each stage of a client engagement. By delivering our services in a seamless and integrated fashion, we guide our clients from concept to launch and development of their eBusinesses.

Emergence and growth of the Internet

The emergence and acceptance of the Internet as a new global medium has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. Initially, companies used the Internet as a means of advertising or promoting their businesses. Typically they published web sites with read only, brochure-like information intended to enhance internal and external communications. Companies either used their own internal design and information technology resources or hired online advertising agencies and web design firms to develop and deploy their initial web sites. Businesses quickly recognized the Internet's potential to enhance their ability to attract and serve clients and viewed the Internet as a medium through which to differentiate themselves and gain a competitive advantage.

The next stage in the adoption of the Internet as a business medium typically involved the construction of systems that enabled limited types of transactions to be conducted over the Internet or that focused on improvements in procurement and distribution. At this stage, companies came to view the Internet primarily as another channel for their core business. In order to build these sorts of eBusiness systems, companies were required to shift their focus from simple web design to the integration of client/server applications with those systems. Because internal marketing and information technology, or IT departments often lacked the resources or capabilities to build these systems, firms increasingly began to hire traditional IT services firms focused on the integration of client/server systems and traditional marketing services firms to complement the services of web design firms.

Growth of eBusiness

Today, many companies recognize that the Internet offers even greater potential for enhancing or maintaining their competitive positions. These companies understand that the Internet is redefining the key determinants of business success and the way business is conducted. In our view, this understanding has led to the emergence of eBusiness, which is business that combines the reach and efficiency of the Internet with both emerging and existing technologies.

In many industries, physical or capital assets are becoming less important as barriers to entry. The Internet is reducing the effect of geographic barriers, providing access to the best prices worldwide and challenging the way many businesses have historically competed. Competition can come from new, unexpected sources in addition to traditional ones. The ability to differentiate products or services and to price advantageously is greatly enhanced as the consumer is given more information, choice and power. In light of all of these factors, many new and established companies are expanding or creating their businesses to integrate eBusiness capabilities.

Market for Internet professional services

The development and implementation of Internet-based solutions require the successful integration of strategic consulting, creative design, application development and systems engineering skills. Historically, expertise in these areas either has not existed within an organization or has been located in disparate functional areas. Accordingly, many businesses have chosen to outsource a significant portion of the development, design, implementation and maintenance of their intranets, extranets, web sites and e-commerce applications to independent service providers who can capitalize on their accumulated strategic, creative and technical expertise. Outsourcing needs have generated worldwide demand for Internet professional services.

Companies are increasingly looking for firms that can supply end-to-end strategic consulting, creative design, application development, systems engineering skills and other value-added services. Many traditional service providers lack the requisite expertise to implement comprehensive Internet-based solutions. Many IT services firms lack the creative and marketing skills required to build audiences and deliver unique and compelling content as well as Internet expertise and implementation capabilities. Advertising and marketing communications firms typically cannot provide the extensive technical skills and systems integration expertise required to deliver the increasingly complex solutions demanded by clients. Many strategic consulting firms do not offer Internet expertise, marketing perspective and implementation capabilities to deliver comprehensive solutions. A number of Internet professional services firms have emerged to address these needs. We believe that we are one of the firms that has the depth, management and infrastructure necessary to deliver the end-to-end solutions required to meet the increasingly larger and more complex projects and needs of an expanding, and sophisticated client base.

We believe that the rapidly increasing demand for Internet solutions has created significant market opportunities for us, because we are able to address the full range of end-to-end solutions.

The Xceed Solution

We help our clients use the Internet to develop and enhance their eBusinesses and interact effectively, both internally with employees and externally with vendors, suppliers and customers. To enhance our clients' core businesses, operations and communications, we:

      o Employ a methodology. Our multi-disciplined methodology is designed to carefully plan and implement successful and innovative Internet and eBusinesses efforts for our clients. Our methodology helps clarify client expectations and helps our clients achieve faster project delivery in an effort to reduce project delivery risks and become cost effective.

      o Provide an integrated services offering. Our integrated and collaborative team delivers end-to-end strategic consulting, creative design, technology integration business transformation, and marketing and branding in a seamless package. We first help our clients integrate Internet strategies with their core business objectives through use of our end-to-end strategic consulting, creative design, marketing, and technology capabilities. We then integrate web-based applications with the client's existing systems, using existing and emerging technologies. Finally, we apply e-commerce solutions and consulting, using our industry and marketing expertise, to enhance existing business processes and identify new business processes and opportunities created by the Internet. We believe that by providing our clients with a full range of professional services, we are able to meet their eBusiness needs on an ongoing basis.

      o Develop strong client relationships. We believe that building strong, long-term relationships with our clients is an essential element of our business. We work closely with our clients to understand, predict and address their evolving business needs. Our strong, long-term relationships allow us to more accurately meet our clients' objectives and expectations. In certain instances, we have been engaged by a client to work on multiple projects. In addition, we often assist our clients in locating and contracting with vendors and suppliers, identifying partners for strategic alliances and joint ventures and identifying potential investors.

      o Provide faster project delivery. Our client engagements are becoming larger and more complex and need to be completed in shorter timeframes. We have developed certain technology applications that reduce time to market for deliverables. Many of our technology applications can be used for more than one client or for more than one engagement. In addition, our employees have developed a broad base of knowledge and best practices through numerous service engagements and from prior experience.

      o Deliver robust and scalable technology. Our engineers provide application development and systems integration services by employing proven and emerging Internet technologies. We have relationships with leading software and hardware vendors that provide us with access to their training, product support and technology. These relationships help us add value to our clients' businesses and operations. We are able to combine third-party products with custom technology applications and components that we have designed and developed, which allow us to create a specialized, technical infrastructure for a client's particular needs. This technical infrastructure is scalable and can be modified at a later date to adapt to a change in the way the client conducts its business.

Strategy

Our objective is to expand our position as an Interactive Architect for Fortune 1000 and other companies seeking to build Internet and eBusiness solutions. In order to achieve this goal, we are pursuing the following strategies:

      o Continue to attract new clients. We plan to grow our sales efforts and expand our skill set to acquire new clients seeking comprehensive Internet professional solutions. We believe that our full range of end-to-end service offerings and a proven, multi-disciplinary methodology will be important factors for our future success. We have been able to generate business based on word-of-mouth as well as our reputation.

      o Develop additional business through our relationships with existing clients. We seek to gain a comprehensive understanding of our clients and their businesses and work closely with their senior management to understand, predict and address their strategic business needs. We often seek to leverage our client relationships to expand the scope and length of current projects and to enter into additional projects. We believe that our reputation for providing innovative and sophisticated services allows us to deepen relationships with existing clients.

      o Attract, train, retain and motivate experienced professionals. Our growth and our ability to provide strategic Internet professional services are based in large part on our ability to attract, train, retain and motivate experienced professionals. We actively expand our existing expertise by recruiting senior professionals from major consulting firms, creative design firms and information technology services firms as well as from other companies that provide Internet professional services. We maintain an informal, team-driven and results-oriented culture and provide incentives for our employees through a competitive compensation plan, equity ownership and our stock option plans. We provide training for our employees, which is designed to address the rapidly changing technological environment in which our employees are engaged.

Engagement Methodology

Our engagement methodology is designed to carefully plan and implement successful and innovative Internet and eBusiness related solutions for our clients and is enhanced by our experience and expertise in strategic consulting, technology, creative design and marketing. Our engagement methodology consists of the following steps:

      o Discovery process. Typically, we begin an engagement by gathering information, performing research and analysis and gaining a comprehensive understanding of the project scope. This forms the foundation for a series of client meetings led by our strategic services team. Determining the client's needs and desired outcomes allows us to create a blueprint and program from which our multidisciplinary teams can establish a successful Internet-related initiative. Our clients are actively involved in this initial step. Upon completion of the discovery process, we provide the client with a strategic and tactical plan.

      o Specifications. Using the information gathered during our discovery process and the blueprint and program created during the client workshops, we develop detailed functional and technical specifications that are designed to meet the client's business vision. By creating specifications, we seek to ensure that all of the details related to the creation of a web site are accounted for prior to beginning work on the project.

      o Creative development and branding. Our creative team extends or establishes the client's brand online, while developing a user experience that meets the client's business requirements and expectations. Through an interactive and collaborative effort, we work with the client to refine a complete image.

      o Functional prototype. Before full-scale development takes place, we produce a prototype that combines user specifications and an agreed-upon image. The prototype allows the client to test the systems that we have developed to ensure that all of its requirements and expectations have been met.

      o Application development and system integration. We develop, integrate and test all of the necessary components, including third-party hardware, software and custom applications for the final launch of the online effort. During this stage, our developers and technologists seek to ensure that the client's business requirements and expectations are fully aligned with the technological infrastructure we have created.

We believe that our methodology clarifies client expectations, helps our clients achieve rapid time to market, reduces the risks associated with the application and integration of emerging technologies, provides consistent procedures for all engagement phases, provides a higher degree of project organization, is cost effective and lowers implementation and technology obsolescence risks.

Services

We provide a full range of strategic consulting and digital solutions to help our clients capitalize on the reach and efficiency of the Internet. We believe we offer our clients a single source for the services required to identify, design, develop and deploy eBusiness solutions that complement or expand conventional business processes, including:

      o Strategic consulting. We work with our clients to develop and implement eBusiness strategy and effect growth.

            -- eBusiness strategy. We offer strategic consulting through experts having industry-specific knowledge. We align client strategic plans with the capabilities of the Internet and the dynamics of the markets and industries in which they compete. We help our clients turn strategy into action, viewing strategy as the design of the entire business system along with an integrated set of actions to continuously redefine competitive advantage.

            -- Change management. We advise clients with respect to major business and cultural changes by assessing current skills and resource requirements, implementing organizational changes and associated measurement systems and creating employee communications plans. Our change management practice helps align our clients' organizational structures and processes with their Internet strategies.

      o Creative design. We have extensive experience in developing visual and interactive content and creating online brand campaigns that enhance and extend our clients' relationships with their customers. Our creative design professionals assess and analyze our clients' existing brands, identify opportunities and provide user-focused solutions that help our clients build sustainable, long-term relationships with their customers. To keep up with the increasing complexity of the creative solutions required, we have developed expertise in graphic design, editorial creation, content management, information architecture, user-interface and rich-media technologies.

      o Technology. Our technical professionals perform system integration and systems administration services for our clients using industry software products developed by vendors such as Broadvision, ATG, Open Market and Vignette, as well as our proprietary applications. Using our extensive in-depth knowledge of the Internet and emerging technologies, we translate strategic, creative and business requirements into sophisticated and functional technology platforms. Recognizing that technical infrastructure is the foundation for clients' Internet solutions, we develop infrastructures designed to be reliable, robust, secure and scalable. Our principal technology services include the design, architecture and development of e-commerce platforms, customer relationship management systems, sales automation systems, electronic markets and exchanges, Internet and intranet portals, as well as the implementation of enterprise middleware and the integration of Internet solutions with legacy systems.

      o Intranet/extranet. Our intranet/extranet practice provides clients with both enterprise-wide and functional/workgroup services and component solutions. We help our clients improve their overall business practices by developing intranets and extranets that can be used to increase sales, improve communications and create or enhance business identities. Our solutions in this area have included the creation of new distribution channels, the repositioning of online brands and the integration of a client's operations by opening and expanding lines of communication among the client's employees, customers, distributors and vendors.

Sales and Marketing

Our sales professionals operate through a coordinated and structured process to evaluate and respond to large numbers of prospective clients and opportunities, target qualified prospects and secure new engagements and joint ventures. We now target our sales efforts to multinational corporations and mid-to-large-sized Fortune 1000 companies.

Our sales efforts are supplemented by marketing and communications activities. We seek to enhance our visibility by attending and speaking at industry conferences and business events, sponsoring trade shows and holding seminars, which are designed to promote our services and offerings.

Competition

Competition in the Internet professional services market is intense, and the market is fragmented and evolving rapidly. We believe that competition will become more focused as Internet professional services companies grow through organic and acquired growth.

Our current competitors include the following:

      o systems integrators that primarily engage in fixed-time/fixed-price contracts, such as Sapient and Viant;

      o large systems integrators, such as Andersen Consulting and the former or current consulting arms of the Big Five accounting firms;

      o web consulting firms and online agencies, such as Proxicom and Razorfish;

      o advertising and new media companies, such as True North Communications and Omnicom;

      o the professional services groups of computer equipment companies, such as IBM and Compaq;

      o outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems;

      o general management consulting firms, such as Bain & Company and Booz Allen & Hamilton; and

      o     internal IT departments of current and potential clients.

Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We believe that the principal competitive factors in our industry are:

      o     the speed of development and implementation of eBusiness systems;

      o     the quality of services and deliverables;

      o     technical, strategic and industry expertise;

      o     project management capabilities;

      o reputation and experience of the company and the professionals delivering the service;

      o     the effectiveness of sales and marketing efforts;

      o     brand recognition;

      o     size of firm; and

      o value of the services provided compared to the price of such services.

Intellectual Property Rights

We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. We generally enter into confidentiality agreements as part of our standard employment agreement and generally require that our consultants and clients enter into such agreements and limit access to and distribution of our proprietary information.

Our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the solutions developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such solutions.

Employees, Recruiting and Training

We currently have 470 full time employees. During the fiscal year ended August 31, 2000 and since the year end there was a reduction in force of 93 full-time employees, and the termination of 68 employees in connection with the sales of the Performance Enhancement Business and the operations previously acquired by the acquisition of Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc. and a portion of the operations of Sterling Carteret, Inc. We believe we have a good relationship with our employees.

Strategic Acquisitions

In October 1999, we acquired 5th Floor Interactive, LLC, a New York-based privately held company that provides interactive development services, in consideration for 84,616 shares of our Common Stock having a market value of $1,776,000 at the time of acquisition and $200,000 in cash.

In November 1999, we acquired Distributed Systems Solutions, Inc., a Phoenix-based privately held company that provides systems integration services, in consideration for 248,523 shares of our Common Stock having a market value of $6,089,000 at the time of acquisition and $4,500,000 in cash.

In November 1999, we acquired Catalysts Consulting Services, Inc., a Phoenix-based privately held company that provides change management and business transformation services, in consideration for 90,360 shares of our common stock having a market value of $2,191,000 at the time of the acquisition. The total consideration includes 22,040 shares of Common Stock issued in May 2000 with a market value of $304,000 which were issued upon the achievement of post-closing performance criteria. We sold the operations of Catalysts Consulting Services, Inc. in October 2000.

In January 2000, we acquired the assets and assumed the liabilities of Big Theory, LLC, a Dallas-based privately held company, which provides interactive development and systems integration services, in consideration for 678,302 shares of our Common Stock having a market value of $16,385,000 at the time of acquisition and $4,000,000 in cash, which was payable in three installments. The total consideration includes, based upon the achievement of post-closing performance criteria, 166,810 shares of Common Stock in April 2000 with a market value of $2,056,000 at the time of issuance and 175,879 shares of common stock in July 2000 with a market value of $1,429,000 at the time of issuance.

In February 2000, we acquired Sterling Carteret, Inc., a Denver and Colorado Springs, Colorado-based privately held company, which provides back end enterprise solutions, in consideration for 187,920 shares of our Common Stock having a market value of $7,115,000 at the time of the acquisition and $2,950,000 in cash. We sold the Denver location operations in October 2000.

In February 2000, we acquired methodfive, inc., a New York-based privately held company, which provides integrated marketing and communications services, in consideration for 1,797,094 shares of our Common Stock (having a market value of $73,501,000 at the time of the acquisition), 299,744 options to purchase Xceed Common Stock and $4,500,000 in cash.

In February 2000, we acquired Pulse Interactive B.V., a privately held company based in Amsterdam, which engages in interactive development, in consideration for 120,805 shares of our Common Stock having a market value of $3,965,000 at the time of the acquisition and $1,500,000 in cash. The selling stockholders of Pulse Interactive have the right to receive up to two subsequent earn-out payments of Xceed Common Stock in amounts based upon revenue and earnings of Pulse Interactive during the first year following the acquisition. The first earn-out payment became payable in September 2000 in the amount of approximately 82,000 shares of Common Stock. The second earn-out payment, if any, is due in March 2001. The acquisition agreement with Pulse Interactive limits our ability to influence the management of Pulse Interactive until expiration of the earn-out period.

Private Placements

Sale of Series A Cumulative Convertible Preferred Stock

In January 2000, we closed a private placement of our Series A Preferred Stock pursuant to the terms of a subscription agreement with Peconic Fund, Inc., Leonardo, L.P. and HFTP Investment L.L.C. Pursuant to the terms of the subscription agreement, we issued 30,000 shares of Series A Preferred Stock and warrants to purchase 183,273 shares of Common Stock in exchange for $30,000,000. On April 4, 2000, we issued additional warrants to purchase 1,350,000 shares of Common Stock at an exercise price of $15.75 per share to the preferred stockholders in connection with the amendment of certain of the terms of the subscription agreement and the terms of the Series A Preferred Stock and warrants.

In connection with the offering, we also entered into a registration rights agreement with the preferred stockholders. Pursuant to the terms of the offering documents, we filed a registration statement relating to the shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The registration statement was declared effective by the Securities and Exchange Commission on May 12, 2000.

Beginning on October 13, 2000, the conversion price applicable to the Preferred Stock adjusted (pursuant to the terms of the offering documents) to the lowest of the daily weighted average trading prices of the Common Stock on the Nasdaq National Market for the ten trading days preceding and including the conversion date. See "Risk Factors - The Conversion of our Series A Preferred Stock and the Exercise of the Related Warrants Could Results in Substantial Numbers of Additional Shares Being Issued if our Market Price Declines."

Sale of Common Stock

In April 2000, we sold 2,000,000 shares of Common Stock in a private placement to Spherion Corporation in exchange for $24,750,000. Pursuant to Spherion's subscription agreement, Spherion has the right to appoint a number of directors to our Board of Directors equal to the greater of two and that number of directors that would represent 22% of the Board of Directors.

Spherion Joint Venture

In April 2000, we entered into a two year Joint Marketing Agreement with Spherion Corporation, which renews automatically for one-year periods unless terminated by either party 60 days prior to the end of relevant term. In addition, the agreement may be terminated by either party upon 120 days written notice. Under the agreement, Xceed and Spherion agreed to cross-sell one another's products and offerings, using their respective promotional materials and customer service representatives, with a finder's fee being paid to the generating party based on the first twelve months' revenue generated. Each also agreed to assign a senior executive to monitor and develop the relationship.

Spherion Credit Facility

In November 2000, we entered into a $5.0 million revolving credit facility with Spherion secured by a security interest in our accounts receivable. The proceeds of advances under the facility may be used to fund operating expenses. Interest accrues on the revolving loans at the prime rate plus 2% per annum. The facility expires in May 2002. Upon the occurrence of customary defaults, Spherion has the right to exercise the rights and remedies of a secured creditor and, in addition, upon the occurrence of certain extraordinary corporate transactions, Spherion has the right to terminate its nonsolicitation obligations under its Joint Marketing Agreement with Xceed and the right to take assignment of the customer agreements entered into jointly with Spherion under the Joint Marketing Agreement. In connection with the facility, we issued to Spherion a warrant to purchase up to 3.5 million shares of our Common Stock at a price per share equal to $1.6875. The warrants entitle Spherion to purchase up to 500,000 shares until December 31, 2000 and, thereafter, all or any portion of the 3.5 million shares underlying the warrant during the five years from the closing of the facility; however, the warrant will be extinguished as to 3.0 million of the underlying shares if Xceed enters into an extraordinary corporate transaction prior to December 31, 2000 and does not make any draws on the facility prior to the consummation of the extraordinary corporate transaction.

Restructuring Plans

In direct response to fiscal 2000 performance, there have been various executive level management changes during and subsequent to the fourth quarter of fiscal 2000. Our new management team has developed and commenced implementation of a restructuring plan which management believes will enable us to focus on our position as an Interactive Architect. The restructuring plan seeks to implement a profitable business model and contemplates the divestiture of non-strategic assets. Pursuant to the plan, during the first quarter of fiscal year 2001, we sold our Performance Enhancement Business and completed a reduction in force. During the remainder of fiscal year 2001, management expects to continue to implement the plan, leverage our current strategic alliance with Spherion Corporation and continue the redirection of our target client base to Fortune 1000 companies. In addition, management hopes to sublease a portion of our New York corporate office, consolidate our New York operating units, reduce our discretionary advertising expenditures, increase the productivity of our employees, increase revenue per hour on prospective projects, reduce and restructure certain unprofitable locations acquired through past business combinations, obtain additional equity from third-party sources, replace our $5.0 million line of credit with Chase Manhattan and implement additional cost cutting measures.

Sales of Non-Strategic Assets

In January 2000, we sold our Water-Jel division to an unrelated buyer for a purchase price of $4,000,000 in cash. The purchase price is subject to upward adjustment in January 2001 by not more than $650,000 based upon the financial performance of the buyer subsequent to the closing of the sale.

In July 2000, we sold our JourneyCorp division to Journey Corp. .Com, a company formed and privately-owned by Nurit Kahane Haase, our former Senior Vice President and Secretary, in a negotiated transaction in exchange for a promissory note in the principal amount of $704,000, which bears interest at a rate of 6% per annum and is payable in equal quarterly installments of $58,666.67 over three years, commencing on October 31, 2000. The transaction also included an exclusivity agreement whereby all of our U.S. offices are reqired to use their best efforts to make their corporate travel arrangements through Journey Corp. .Com until July 2003. We received a payment of $58,666.67 under the note on October 31, 2000. Upon consummation of the sale of JourneyCorp to Journey Corp. .Com, Mrs. Haase resigned from her positions with us.

In October 2000, we sold the operations previously acquired by our acquisition of Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc. and a portion of the operations of Sterling Carteret, Inc. to Xceed Retail Solutions Group, Inc. a company formed and privately-owned by Gary S. Kahl, our former Executive Vice President of National Practices, and other former employees of Xceed in a negotiated transaction in exchange for the assumption by Xceed Retail Solutions Group of the liabilities related to these operations. In connection with that sale, we granted a temporary nonexclusive license to Xceed Retail Solutions Group to use the XCEED service mark. The license expires in January 2001. Upon consummation of the sale of these operations to Xceed Retail Solutions Group, Mr. Kahl, and the other former employees joining Xceed Retail Solutions Group resigned their positions with Xceed and agreed to relinquish their Xceed stock options and all claims for severance compensation.

In November 2000, we sold our Performance Enhancement Business to 488 Performance Group, Inc., a company formed and privately-owned by Werner G. Haase, our President and our former Chief Executive Officer, Co-Chairman and director, in a negotiated transaction in exchange for a purchase price comprised of a promissory note from 488 Performance Group in the principal amount of $3,600,000, the assumption by 488 Performance Group of all liabilities related to the Performance Enhancement Business and the retention by us of $2,000,000 in cash collected from receivables associated with the Performance Enhancement Business. The purchase price is subject to adjustment based upon the net worth of the Performance Enhancement Business as of the closing date of the sale. Upward adjustments of the purchase price will be added to the principal amount of the purchase note and are unlimited. Downward adjustments of the purchase price will be deducted from the principal amount of the purchase note, subject to a maximum downward adjustment of $3,600,000. At the present time, based upon preliminary calculations, we expect a substantial downward adjustment to the purchase price will be made. The sale included the sale of the assets of our Performance Enhancement Business in Atlanta, Georgia and the sale of one hundred percent of the capital stock of Journeycraft, Inc., which was a wholly-owned subsidiary of Xceed immediately prior to the closing of the sale and the owner of the Performance Enhancement Business based in New York, to 488 Performance Group. Upon consummation of the sale of the Performance Enhancement Business to 488 Performance Group, Mr. Haase resigned from his positions with Xceed other than his position as President. In addition, upon closing of the sale, Mr. Haase relinquished all compensation and stock options from Xceed, other than options to purchase an aggregate of 43,750 shares of Common Stock, and a third party purchased from Xceed for $100,000 cash a promissory note to Journeycraft, payable by Mr. Haase, maturing in 2016 and having a balance of $1,247,483.15 as of the date of sale.

RISK FACTORS

We caution you that the nature of our business is subject to risks and uncertainties and there are significant risks associated with an investment in Xceed. There are a variety of important factors including those that follow that may cause our future results to differ materially from those expressed in our forward-looking statements made in this Annual Report on Form 10-K or otherwise. Stockholders and prospective investors should carefully consider the following risk factors.

We Have Limited Operating History

Because we have changed our business model, there exists limited historical data on which to base the evaluation of our results. Businesses in an early stage of development frequently face extra risks as they evolve and grow. Particular challenges we face are our ability to develop a profitable business model, integration of prior acquisitions, our successful divestiture of non-strategic assets and our maintenance of sufficient liquidity to fund operations. To successfully manage these risks, we must continue to strengthen our infrastructure and market presence as well as hire and retain competent staff. Failing to achieve any of these tasks successfully, our performance may be poor and the price of our stock may be negatively affected.

We Have Incurred, and May Continue to Incur, Operating Losses

We have incurred a loss from continuing operations of approximately $157 million for the fiscal year ended August 31, 2000, including impairment of goodwill and other intangibles of $87 million, provision for bad debts of $9 million, other non-cash charges of $26 million and $3 million of costs associated with abandoned capital raising activities. We continue to incur operating losses and are likely to report net losses during the next year due in large part to our continued strategic restructuring.

We May Need to Raise Additional Capital to Continue Operations

We may need to raise significant additional capital for future liquidity and capital requirements. Our need for raising capital may depend on factors such as timing and amount of funds required for or generated by operations and unanticipated business opportunities.

We may seek to raise funds through public or private financing, credit facilities, or joint ventures. Such funding may only be available in part, not at all or at terms adverse to us. Further, we may have to sell stock at prices lower than those paid for by current stockholders leading to dilution, or we may have to sell stock or debt instruments with rights superior to holders of Common Stock. Debt financing may result in restricted operating flexibility on the part of management. If adequate funding on acceptable terms cannot be obtained, we will be required to curtail or discontinue our operations.

We Have Not Been Able and May Not be Able to Successfully Integrate Acquired Companies Into our Operations, Which Could Slow our Growth

In fiscal year 2000, we completed seven acquisitions. We have already sold or consolidated operations of some of the businesses acquired that have not met our expectations, which has resulted in a write-off in fiscal year 2000 of goodwill and other intangibles in the amount of $87.1 million.

We face a series of furhter risks related to the integration of the companies we have acquired, including:

      o     failure to retain key personnel;

      o     management's distraction from focus on basic business needs;

      o     disputes with the sellers of one or more acquired companies;

      o adverse effects on operating results from increase in goodwill amortization, stock compensation expense and increased compensation expenses; and

      o we may not have discovered all matters of a material nature relating to the acquired companies and their businesses in our due diligence investigation of these companies.

Our Continued Growth May Further Strain our Resources, which Could Hinder our Business and Results of Operations

Our rapid growth since entering the sector has imposed strains on our operational, managerial, financial and other resources. The Company does not believe that it will need to engage additional staff to support continued growth. Instead, the Company must identify and address areas of inefficiency located within itself to promote further growth from its existing staff base.

Our revenues could be negatively affected by the loss of our relationship with Spherion.

If our Joint Marketing Agreement with Spherion Corporation is terminated or if our relationship with Spherion is otherwise terminated, our revenues could be significantly affected. Upon the occurrence of certain extraordinary company transactions, pursuant to the Spherion Credit Facility, Spherion has the right to terminate its non-solicitation obligations under the Joint Marketing Agreement and to take assignment of the customer agreements entered into jointly with Spherion.

Our Revenues Could be Negatively Affected by the Loss of Key Customers

As our client engagements have become more substantial, certain key customer relationships have started to evolve. Such key customer relationships represent a significant percentage of revenues. A loss or reduction of such key customer revenues could result in a decline of revenue and earnings.

We Have Only Limited Protection of Proprietary Rights

We rely upon a combination of trade secret, nondisclosure and other contractual arrangements to protect our proprietary rights. We generally enter into confidentiality agreements with our employees and generally require that our consultants and clients enter into such agreements and limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

We may be unable to protect our trademarks which could result in the loss of our rights or increased costs. We do not have registrations for "Xceed" and the Xceed logo as trademarks and may not be able to prevent others from using those marks, although we have made applications for registration of those marks in the
U. S. We are also aware of a number of uses by third parties of the words "exceed" and "xceed" in connection with technology services. The prior use of those words as trademarks may further limit our ability to prevent others from using our "Xceed" mark or similar derivative terms to identify goods or services related to Internet professional services. Use of our brand name or its derivatives by others could dilute our brand identity and divert users from our products and services. In addition, other than pending applications for registration of the "Xceed" brand in Canada, the United Kingdom, the European Union and Benelux, we have not applied for registration of our trademarks in foreign countries and we may not be able to use our proprietary brands in those foreign countries. As a result, any competitive advantage we may establish domestically through our goodwill and brand image would be eroded and could diminish our ability to compete in foreign markets. Effective protection of our trademarks may be unenforceable or limited in foreign countries.

Our Business Will be Negatively Affected if we do not Keep Up with the Internet's Rapid Technological Changes

Internet service providers are challenged by rapid changes in technology. This will require us to maintain our technical competence to effectively compete with other integrated marketing service providers as well as traditional advertising agencies. There can be no assurance that we will be successful in providing competitive solutions to our clients. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, and, as a result, could have a material adverse effect on our business, financial condition and operating results.

Our Business may be Negatively Affected if we Fail to Accurately Estimate the Time and Resources Necessary for the Performance of our Services; We Need to Develop Recurring Revenue

A portion of our Internet professional services revenue is based on project fees on a fixed fee-for-service basis or on a time-and-material basis with a fee cap. We assume greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of fixed-price contracts may reduce our profits or cause a loss. Short-term engagements create less exposure than a long-term fixed-price contract. If we do not accurately anticipate the progress of a number of significant revenue-generating projects, our operating results could be materially and adversely affected. Additionally, engagements can range in length from one month to over a year. Our future success will depend in part on our ability to consistently convert more project-by-project relationships to continuing engagements characterized by a recurring revenue. Additionally, we have been actively pursuing a greater percentage of time-and-material contracts as opposed to fixed-fee-for-service contracts to reduce our overall financial exposure. There can be no assurance that these efforts will be successful.

We Depend on Management for our Continued Operations and Growth

We are significantly dependent upon the continued availability of Howard A. Tullman, our Chief Executive Officer and Douglas C. Laux, our Chief Financial Officer. The loss or unavailability of Messrs. Tullman or Laux to us for an extended period of time could have a material adverse effect on our business operations and prospects. If either Messrs. Tullman or Laux's services become unavailable, we may be unable to locate or employ qualified replacement personnel on a timely basis or on acceptable terms. We do not have "key man" life insurance covering any of our principal officers.

A Substantial Portion of our Common Stock is Held by a Small Group of our Stockholders.

Werner Haase, our President, and his wife Nurit Kahane Haase, who was formerly our Senior Vice President and Secretary, own together a total of 1,510,150 shares of our Common Stock, and Mr. Zabit, our former President, owns 1,187,077 shares, which together represent approximately 16.1% of the total shares outstanding. Under Delaware law, a simple majority of stockholders may constitute a quorum for a meeting of stockholders and may effect any action requiring a vote of stockholders. There are no requirements for supermajority votes on any matter, nor is there any cumulative voting for directors. Therefore, Mr. Haase, his wife and Mr. Zabit jointly will be in a position to substantially influence the election of directors and the conduct of our affairs. Mr. Haase, Mrs. Haase and Mr. Zabit may have interests that differ from those of our current management. Our management may be unable to influence the vote of Mr. Haase, Mrs. Haase or Mr. Zabit.

Peconic Fund, Ltd., Leonardo L.P. and HFTP Investment, L.L.C. each own shares of our Series A Preferred Stock. If our market price continues to decline, the conversion of the Series A Preferred Stock could result in the issuance of up to 4.99% of our outstanding shares of Common Stock to each of Peconic Fund, Leonardo and HFTP. As a result, 14.97% of our outstanding Common Stock could be held by three stockholders who may have interests different than those of our management and other stockholders.

To Succeed in our Labor Market Intensive Business, We Must Recruit and Retain Qualified Professionals, who are Currently in High Demand

Our business is labor intensive, and our success depends on identifying, hiring, training and retaining professionals. These professionals must have skills in business strategy, marketing, branding, technology and creative design. The labor-intensive Internet professional services industry currently faces a shortage of qualified personnel, which is expected to continue. We compete intensely with other companies to recruit and hire from this limited pool. If we cannot retain qualified personnel or if a significant number of our current employees leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenue. Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. An inability to attract, motivate and retain qualified professionals, could adversely affect our business and results of operations.

If Clients do not Rehire us for New Projects, or if They Terminate or Reduce the Scope of Existing Projects our Revenues may Decline

A portion of our revenues is derived from fixed-price, fixed-time contracts for discrete client engagements. These engagements vary in size and scope. If clients do not retain us for subsequent engagements, then our revenues could decline. In addition, while our service model is designed as an integrated approach, each sequential phase of that process represents a separate contractual commitment. The client may elect not to proceed to the next phase of a project. The decision of clients not to proceed to the next phase of a project could impair our revenues. Most of our contracts are terminable upon thirty (30) days prior notice. The cancellation, or reduction in scope, of a project could have a negative impact on our revenues.

We Compete in a New and Highly Competitive Market that has Low Barriers to Entry

Our industry is intensely competitive and rapidly evolving. We may have to significantly lower our prices or spend more money to compete effectively against competitors, which could significantly decrease our revenues or margins. We expect competition to intensify as the market evolves. We compete with:

o     strategic consulting firms;
o     Internet service firms;
o     technology consulting firms and integrators; and
o in-house information technology, marketing and design departments of our clients and potential clients.

Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do. There are relatively low barriers to entry into the Internet professional services market. In addition, we do not own any patented technology that stops competitors from entering the Internet professional services market or from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business.

We Must Maintain our Reputation and Expand our Name Recognition to Remain Competitive

We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase due to the growing number of information technology service providers. If our reputation is damaged or if potential clients do not know what services we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services and end-to-end digital communications solutions, which we cannot ensure. If clients do not perceive our services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

Our Business Depends on Continued Growth in the use of the Internet

Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. The adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new, Internet-based strategy that may make their existing personnel and infrastructure obsolete. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. The Internet may lose its viability as a commercial marketplace due to consumers' actual or perceived lack of security of information, such as credit card numbers, governmental regulation and uncertainty regarding intellectual property ownership. Use of the Internet may also be affected if the infrastructure of the Internet is not developed or maintained. Published reports have indicated that capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The factors that may affect Internet usage or electronic commerce adoption include:

o     actual or perceived lack of security of information;
o     lack of access and ease of use;
o     congestion of Internet traffic;
o     inconsistent quality of service;
o     increases in access costs to the Internet;
o     excessive governmental regulation;
o     uncertainty regarding intellectual property ownership;
o     reluctance to adopt new business methods; and
o     costs associated with the obsolescence of existing infrastructure.

If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, our business, results of operations and financial condition could be materially and adversely affected.

Our Business is Subject to U.S. and Foreign Government Regulation of the
Internet

State, local and federal governments in the U.S. and local and national governments in the European Union have recently passed legislation relating to the Internet. Because these laws are still being implemented, we are not certain how they will affect our business. This new legislation may indirectly affect us through its impact on our clients and potential clients. In addition, U.S. and foreign governmental bodies are considering, and may consider in the future, other legislative proposals to regulate the Internet. We cannot predict if or how any future legislation would impact our business, results of operations or financial condition.

Difficulties Presented by International Factors Could Negatively Affect our Business

In addition to our domestic operations, we have operations in two European cities: London, England and Amsterdam, the Netherlands. Our management may have difficulty managing and expanding our international operations because of distance, as well as language and cultural differences. In addition, we may have significant difficulty in retaining management of these foreign operations, especially upon the expiration of the purchase price earn-out terms, because of our current stock price. Our management cannot assure you that they will be able to market and operate our services successfully in foreign markets. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

o     difficulties in staffing and managing international operations;
o legal and regulatory requirements of different countries, such as differing tax or labor laws;
o     longer payment cycles;
o     problems in collecting accounts receivable;
o international currency issues, including fluctuations in currency exchange rates and the conversion to the euro by all countries of the European Union by year end 2003;
o     potential political and economic instability; and
o restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for customers.

Any of these factors or other factors not enumerated here could damage our business results.

The Conversion of our Series A Preferred Stock and the Exercise of the Related Warrants Could Result in Substantial Numbers of Additional Shares Being Issued if our Market Price Declines

On January 13, 2000, we issued 30,000 shares of our Series A Preferred Stock, $1,000 stated value per share, and warrants to purchase an aggregate of 183,273 shares of our Common Stock at an exercise price of $50.10 per share, subject to adjustment. On April 4, 2000, we issued additional warrants to purchase an aggregate of 1,350,000 shares of our Common Stock at an exercise price of $15.75 per share, subject to adjustment. The shares of Series A Preferred Stock are currently convertible at a floating rate based on the market price of our Common Stock, provided the conversion price may not exceed $36.00 per share, subject to adjustment. As a result, the lower the price of our Common Stock at the time of conversion, the greater the number of shares the holder will receive.

To the extent the Series A Preferred Stock is converted or dividends on the Series A Preferred Stock are paid in shares of Common Stock rather than cash, a significant number of shares of Common Stock may be sold into the market, which could decrease the price of our Common Stock and encourage short sales by selling shareholders or others. Short sales could place further downward pressure on the price of our Common Stock. In that case, we could be required to issue an increasingly greater number of shares of our Common Stock upon future conversions of the Series A Preferred Stock, sales of which could further depress the price of our Common Stock.

The conversion of and payment of dividends in shares of Common Stock in lieu of cash on the Series A Preferred Stock may result in substantial dilution to the interests of other holders of our Common Stock. Although no selling shareholder may convert its Series A Preferred Stock if upon such conversion the selling shareholder together with its affiliates would have acquired a number of shares of Common Stock which, when added to the number of shares of Common Stock held would exceed 4.99% of our then outstanding Common Stock, including for purposes of such determination shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock which have not been converted, this restriction does not prevent a selling shareholder from selling a substantial number of shares in the market. By periodically selling shares into the market, an individual selling shareholder could eventually sell more than 4.99% of our outstanding Common Stock while never holding more than 4.99% at any specific time.

We may Issue Additional Shares and Dilute our Stockholders' Ownership
Percentage

Some events over which stockholders have no control could result in the issuance of additional shares of our Common Stock, which would dilute our stockholders' ownership percentage in us. We may issue additional shares of Common Stock or preferred stock:

o     to raise additional capital or finance acquisitions;

o upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock; and/or

o     in lieu of cash payment of dividends.

As of November 8, 2000, other than the warrants issued to the holders of the Series A Preferred Stock on January 13, 2000 and April 4, 2000, there were outstanding warrants to acquire an aggregate of 1,226,562 shares of Common Stock, and there were outstanding options to acquire an aggregate of 10,218,564 shares of Common Stock. If converted or exercised, these securities will dilute your percentage ownership of Common Stock. These securities, unlike the Common Stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of Common Stock that may be acquired upon conversion or exercise would increase. In addition, as disclosed in the preceding risk factor, the number of shares that may be issued upon conversion of or payment of dividends in lieu of cash on the Series A Preferred Stock could increase substantially if the market price of our Common Stock decreases during the period the Series A Preferred Stock are outstanding.

For example, the number of shares of Common Stock that we would be required to issue upon conversion of all 28,353 shares of Series A Preferred Stock, excluding shares issued as accrued dividends, would increase from approximately
39.8 million shares, based on the applicable conversion price of $0.7124 per share as of November 9, 2000, to approximately:

o     53.1 million shares if the applicable conversion price decreased 25%;

o     79.6 million shares if the applicable conversion price decreased 50%; or

o    159.2 million shares if the applicable conversion price decreased 75%.

Substantial Sales of our Common Stock Could Cause our Stock Price to Fall

If our stockholders sell substantial amounts of our Common Stock, including shares issued upon the exercise of outstanding options and upon conversion of the Series A Preferred Stock and exercise of the related warrants, the market price of our Common Stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of November 9, 2000, we had outstanding 26,762,518 shares of Common Stock and options to acquire an aggregate of 10,218,564 shares of Common Stock, of which 3,781,645 options were vested and exercisable. As of November 9, 2000, of the shares that are currently outstanding, 18,539,021 are freely tradable in the public market and 7,643,735 are tradable in the public market subject to the restrictions, if any, applicable under Rule 144 and Rule 145 of the Securities Act of 1933, as amended.

In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of: (a) one percent of the number of shares of Common Stock then outstanding (which for us was 261,828 shares as of November 9, 2000); or (b) the average weekly trading volume of the Common Stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Sales by stockholders of a substantial amount of our Common Stock could adversely affect the market price of our Common Stock.

We may be Required to Pay Substantial Penalties to the Holders of the Series A Preferred Stock if Specific Events Occur

In accordance with the terms of the documents relating to the issuance of the Series A Preferred Stock, we are required to pay substantial penalties to a holder of the Series A Preferred Stock under specified circumstances, including, among others:

o the delisting or suspension from trading of our Common Stock from Nasdaq for a period of five consecutive trading days;

o notice by us or our transfer agent to any holder of Series A Preferred Stock of our intention not to comply with a request for conversion of any shares of Series A Preferred Stock;

o our failure to deliver shares of our Common Stock upon conversion of the Series A Preferred Stock or upon exercise of the related warrants after a proper request; and

o our breach of any provisions of the Certificate of Designation, Preferences and Rights of Series Cumulative Convertible Preferred Stock, the related warrants, and the subscription agreement and registration rights agreement both dated January 13, 2000.

If our Common Stock is Removed From Nasdaq, the Marketability of our Common Stock will be Decreased Substantially

Our Common Stock is currently traded on the Nasdaq National Market System. There can be no assurance that our Common Stock will maintain the minimum bid price and continue to be listed on Nasdaq. The requirements for continued listing on such Nasdaq include, among other things, a requirement that our Common Stock maintain a minimum bid price of $1.00 per share. Our Common Stock has traded at prices below $1.00 per share in the recent past. In addition, in order to maintain our Nasdaq listing, we are required to comply with the guidance of the National Association of Securities Dealers, Inc. regarding "future priced securities." We believe that the Series A Preferred Stock and the related warrants of the selling shareholders comply with the guidance and criteria set forth by the NASD with regard to such future priced securities. Any removal from Nasdaq would have a material adverse effect on both the price and the liquidity of our Common Stock.

The Market Price of our Common Stock may be Volatile, Which Could Result in Substantial Losses for Individual Stockholders

The market price for our Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

o     actual or anticipated variations in our quarterly operating results;

o announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

o     changes in financial estimates by securities analysts;

o     failure to meet securities analysts' financial estimates;

o conditions or trends in the Internet and/or interactive architect industries;

o changes in the economic performance and/or market valuations of other interactive architects or digital strategy companies;

o volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for Internet-related businesses;

o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

o     additions or departures of key personnel;

o transfer restrictions on our outstanding shares of Common Stock or sales of additional shares of Common Stock; and

o     pending or potential litigation.

From September 1, 1999 (the first day of our 2000 fiscal year), through August 31, 2000, the high and low sales prices for our Common Stock fluctuated between $45.75 and $6.125. On November 13, 2000, the closing price of our Common Stock was $1.125. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the price of our Common Stock to fall.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our executive offices at 233 Broadway, New York consisting of approximately 112,000 square feet of office space. The lease for this space expires in 2015. We also lease office space for our seventeen locations in Sausalito, Los Angeles, Dallas, Atlanta, Chicago, Colorado Springs, Chandler (Arizona), London and Amsterdam. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

We sued Drinks.com, Inc. on May 26, 2000 in the supreme court of the state of New York, in the county of New York, commercial division. Our complaint alleged breach of contract arising from the failure of Drinks to pay approximately $1.5 million for services performed by us. Drinks counterclaimed on July 21, 2000 for $14 million, alleging that our poor performance caused Drinks to lose projected revenue (not profits). We have moved to dismiss the counterclaim and intend to vigorously pursue our claim and defend against the counterclaim. If this lawsuit is adversely determined, it could materially affect our financial position and results of operations.

Brenda Isaac sued us, McLaughlin & Stern, L.L.P., Werner G. Haase, and Richard J. Blumberg on October 3, 2000 in the United States District Court for the Southern District of New York. Her complaint alleges violations of
Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud arising from the 1999 merger of Xceed Motivation Atlanta, Inc. and Xceed, as well as breach of contract arising from certain provisions of the merger agreement. Ms. Isaac demands $2,217,989.51 in compensatory damages and $100 million in punitive damages. Ms. Isaac is a former employee of ours and is now an employee of the Performance Enhancement Business. In addition, she is the owner of the property lease we assigned to the Performance Enhancement Business in Atlanta. A response to this complaint is not yet due. In the event that the litigation proceeds, we intend to vigorously contest and defend against the allegations. If this lawsuit is adversely determined, it could materially affect our financial position and results of operations.

We are involved in various other lawsuits and claims incidental to our business. In the opinion of management, any liabilities resulting from these other lawsuits and claims will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholder vote in the fiscal quarter ended August 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the National Market under the symbol
"XCED."

As of November 13, 2000, there were approximately 913 record holders of our Common Stock.

The following table sets forth the high and low sales price for our Common Stock for the periods indicated as reported by the Nasdaq National Market. The figures shown represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock                                       High            Low
------------                                       ----            ---

Fiscal Year ending  August 31, 2001               $ 7.500       $  .703
     1st Quarter ending November 30, 2000
       (through November 13, 2000)

Fiscal Year ended August 31, 2000
     1st Quarter ended November 30, 1999          $32.188       $18.250
     2nd Quarter ended February 29, 2000          $45.750       $28.375
     3rd Quarter ended May 31, 2000               $33.625       $ 7.500
     4th Quarter ended August 31, 2000            $14.125       $ 6.125

Fiscal Year ended August 31, 1999
     1st Quarter ended November 30, 1998          $ 8.250       $ 4.500
     2nd Quarter ended February 28, 1999          $11.813       $ 7.250
     3rd Quarter ended May 31, 1999               $22.875       $ 9.000
     4th Quarter ended August 31, 1999            $24.500       $13.375

Class B Warrants                                  High Bid      Low Bid
----------------                                  --------      -------

Fiscal Year 1999
     1st Quarter ended November 30, 1998          $  3.50       $ 1.062
     Period ended February 28, 1999*              $  5.75       $ 2.875

* The Class B Warrants ceased trading on that date.

We have not paid any cash dividends upon our Common Stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance our operations.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the years ended August 31, 2000, 1999, 1998, 1997, and 1996 were derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                       Year Ended August 31,
                                      ---------------------------------------------------------------------------------------
                                          2000               1999               1998               1997              1996
                                      ------------       ------------       ------------       ------------      ------------
                                                             (in thousands, except per share amounts)
Income Statement Data:(1)

Revenues                              $    108,441       $     63,450       $     42,266       $     46,007      $     39,824

Operating (loss) income               $   (155,653)      $    (14,416)      $     (1,768)      $        933      $        464

(Loss) income from continuing         $   (156,932)      $     (9,691)      $       (263)      $        498      $        256
operations

Net (loss) income                     $   (154,450)      $     (7,610)      $      1,550       $      1,877      $        632

Net (loss) applicable to              $   (173,754)      $     (7,610)      $      1,550       $      1,877      $        632
Common Stockholders

Net (loss) income from
continuing operations per
common share
    -Basic                            $      (8.42)      $      (0.64)      $      (0.03)      $       0.07      $       0.04
    -Diluted                          $      (8.42)      $      (0.64)      $      (0.03)      $       0.07      $       0.03

Net (loss) income per common
share
     -Basic                           $      (8.30)      $      (0.50)      $       0.20       $       0.27      $       0.09
     -Diluted                         $      (8.30)      $      (0.50)      $       0.20       $       0.26      $       0.09
Weighted average number
    Of shares outstanding
    -Basic                              20,946,729         15,219,140          7,755,795          7,023,770         7,001,295
    -Diluted                            20,946,729         15,219,140          7,755,795          7,339,625         7,394,012

Balance Sheet Data:

Cash and cash equivalents             $      9,888       $     19,754       $     13,789       $      7,230      $      7,333

Working capital                              $     13,874       $     23,480       $     17,333       $     10,042      $      7,964

Total assets                                 $    119,990       $     91,935       $     34,716       $     18,800      $     17,383

Long-term debt                               $        527       $      2,625       $          0       $         52      $         91

Redeemable preferred stock                   $     19,304       $          0       $          0       $          0      $          0
dividends

Stockholders' equity                         $     73,298       $     71,631       $     26,192       $     12,533      $     10,699

(1) Net revenues and operating (loss) income have been restated to reflect the operations of Water-Jel and JourneyCorp as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements (including notes) that appear elsewhere in this annual report.

Overview

We are an Interactive Architect and solutions builder. We help companies develop e-commerce and e-business solutions, improving people and business performance through communication tools, techniques, and technologies. Due to recent and continuing changes in our business model and our restructuring plans, comparisons of year-to-year performance may not be indicative of performance or changes in performance.

The following table sets forth the percentages of total revenues represented by certain items reflected in our consolidated statements of operations.

                                                                                   Fiscal years ended August 31,
                                                                                -----------------------------------
                                                                                2000           1999           1998
                                                                                -----          -----          -----
Revenues                                                                        100.0%         100.0%         100.0%

Operating expenses:
         Cost of revenues ..............................................         89.5           82.8           86.2
         Selling, general and administrative ...........................         40.7           28.5           15.6
         Provision for doubtful accounts ...............................          8.5            1.6             --
         Write-off of deferred offering costs ..........................          2.7             --             --
Impairment of goodwill and other intangibles ...........................         80.3             --             --
Stock-based compensation ...............................................          1.0            0.7            0.4
Gain on sale of business ...............................................         (1.8)%           --             --
Depreciation and amortization ..........................................         22.7            8.2             --
Research and development ...............................................           --            0.9            2.0
                                                                              -------          -----          -----
Total operating expense ................................................        243.5%         122.7%         104.2%
Operating (loss) .......................................................       (143.5)%        (22.7)%         (4.2)%
Loss from continuing operations ........................................       (144.7)%        (15.3)%         (0.6)%

Overview

Fiscal Year 2000 compared to Fiscal Year 1999

Revenues for fiscal year 2000 increased 70.9% to $108.4 million from $63.5 million for fiscal year 1999. Interactive service business revenues increased 187.7% from $19.5 million in fiscal 1999 to $56.1 million in fiscal 2000. Performance Enhancement Business revenues increased 18.9% from $44.0 million in fiscal 1999 to $52.3 million in fiscal 2000. The significant increase in interactive service business revenue during fiscal year 2000 resulted from an increase in the size and number of client engagements and the acquisitions made during fiscal year 2000. The increase in Performance Enhancement Business revenues during fiscal year 2000 resulted from increased activity with its existing client base.

Cost of revenues for fiscal 2000 increased 84.8% to $97.1 million from $52.5 million for fiscal year 1999. As a percentage of revenues, cost of revenues increased to 89.5% for fiscal 2000 from 82.8% for fiscal year 1999. The increase in cost of revenues during fiscal year 2000 resulted from additional staffing requirements in the interactive service business in order to service the increased revenues and underutilization of billable staff, as well as personnel costs incurred from acquired entities.

Selling, general and administrative expense for fiscal 2000 increased 143.4% to $44.1 million from $18.1 million from fiscal year 1999. As a percentage of revenues, selling general and administrative expense increased to 40.7% in fiscal 2000 from 28.6% in fiscal 1999. The increase in selling, general and administrative expense during fiscal 2000 was a direct result of increased selling, marketing and corporate expenses including twelve months of corporate infrastructure cost for three new locations, increased staffing of corporate non-billable personnel and additional general and administrative expenses related to the acquisitions.

Provision for doubtful accounts for fiscal 2000 increased 826.7% to $9.3 million from $1.0 million in fiscal 1999. As a percentage of revenues, provision for doubtful accounts increased to 8.5% in fiscal year 2000 from 1.6% in fiscal 1999. The increase in provision for doubtful accounts reflects our increased revenues, as well as an increased provision associated with interactive revenues derived from start-up entities which are experiencing financial difficulties.

The write-off of deferred offering related costs for fiscal year 2000 derived from a proposed public offering of Common Stock. This offering was cancelled due to adverse market conditions. During the fourth quarter of fiscal year 2000, $2.9 million in offering-related costs were charged to operations.

Impairment of goodwill for fiscal year 2000 of $87.1 million was recorded and attributable to several factors. Based on revenue and ten-year cash flow projections for each of the acquisitions we determined that there was significant impairment of goodwill present. Additionally, we considered some assets to be non-core business units. Due to the recent economic developments in the marketplace, some of our acquired businesses have not been able to meet their initial expectations.

Stock compensation expense for fiscal year 2000 increased 153.8% to $1.1 million from $420 thousand in fiscal year 1999. As a percentage of revenues, stock compensation expense increased to 1.0% in fiscal year 2000 from 0.7% in fiscal 1999. The increase is primarily derived from the unvested portion of stock options issued in conjunction with the methodfive, inc. acquisition.

Depreciation and amortization expense for fiscal year 2000 increased 370.9% to $24.6 million from $5.2 million in fiscal year 1999. As a percentage of revenues, depreciation and amortization expense increased to 22.7% in fiscal 2000 from 8.2% in fiscal year 1999. The increase in depreciation and amortization expense is primarily the result of the amortization of intangibles assets from acquisitions. In addition, we have incurred increased depreciation expense as a result of increased fixed assets purchases and leasehold improvements.

Research and development expenses for fiscal year 2000 decreased 94.1% to $34 thousand from $579 thousand in fiscal year 1999. Research and development expense for the prior fiscal year was incurred in connection with the development of e-commerce ventures.

Operating loss for fiscal year 2000 increased to $155.7 million from $14.4 million in fiscal year 1999. The increase in operating loss during fiscal year 2000 was attributable to several factors. During fiscal year 2000, in an effort to transition to an Internet professional services company, we completed seven acquisitions. As a result of these acquisitions, we incurred increased expenses related to additional staffing requirements, corporate expenses, corporate infrastructure cost, and amortization of intangibles assets. In addition, due to the recent change in the economic marketplace, our newly acquired businesses were unable to perform to their initial expectations. As a result, we recorded a goodwill impairment charge of $87.1 million in the fourth quarter of fiscal year 2000.

In direct response to fiscal 2000 performance, there have been various executive level management changes during and subsequent to the fourth quarter of fiscal 2000. Our new management team has developed and commenced implementation of a restructuring plan which management believes will enable us to focus on our position as an Interactive Architect. The restructuring plan, which received board approval in the first quarter of fiscal 2001, seeks to implement a profitable business model and contemplates the divestiture of non-strategic assets. Pursuant to the plan, during the first quarter of fiscal year 2001, we sold the Performance Enhancement Business and completed a reduction in force. During the remainder of fiscal year 2001, management expects to continue to implement the plan, leverage our current strategic alliance with Spherion Corporation and continue to redirect our target client base to Fortune 1000 companies. In addition, management hopes to sublease a portion of our New York corporate office, consolidate our New York operating units, reduce our discretionary advertising expenditures, increase the productivity of our employees, increase revenue per hour on prospective projects, reduce and restructure certain unprofitable locations acquired through past business combinations, obtain additional equity from third-party sources, replace our $5.0 million line of credit with Chase Manhattan and implement additional cost cutting measures. All costs associated with the restructuring will be recorded during fiscal year 2001. We have not yet completed an estimate of the total cost associated with the restructuring plan; however, it is expected to be significant.

Fiscal Year 1999 compared to Fiscal Year 1998

Revenues for fiscal year 1999 increased 50% to $63.5 million from $42.3 million for fiscal year 1998. Internet professional service revenues were $19.5 million in fiscal year 1999 and Performance Enhancement Business revenues increased 4% from $42.3 million for fiscal year 1998 to $44.0 million for fiscal year 1999. The increase in Internet professional services revenues reflected the continued growth of our Internet professional services, which increased in both the size and the number of client projects. This increase was also attributable to a series of acquisitions.

Cost of revenues for fiscal year 1999 increased 44% to $52.5 million from $36.4 million for fiscal year 1998. This increase in cost of revenues was primarily due to the hiring of additional Internet professional services personnel, and the personnel related expenses from acquisitions in the Internet professional services area. As a percentage of revenues, cost of revenues decreased to 82.8% for fiscal year 1999 from 86.2% for fiscal year 1998.

Selling, general and administrative expense for fiscal year 1999 increased 176% to $18.1 million from $6.6 million for fiscal year 1998. As a percentage of revenues, selling, general and administrative expense increased to 28.6% in fiscal year 1999 from 15.6% in fiscal 1998. The increase in selling, general and administrative expense was a direct result of increased selling, marketing and corporate expenses, including corporate personnel and infrastructure related costs associated with the expansion of our Internet professional services business. In addition, we incurred additional general and administrative expense related to acquisitions.

Provision for doubtful accounts for fiscal year 1999 increased to $1.0 million from $4 thousand in fiscal year 1998. The increase in provision for doubtful accounts reflects the inclusion of startup entities in the client base of our Internet professional services business.

Stock-based compensation expense for fiscal year 1999 increased 147% to $420 thousand from $170 thousand for fiscal year 1998. As a percentage of revenues, stock compensation expense increased to 0.7% for fiscal year 1999 from 0.4% for fiscal year 1998. Stock- based compensation expense resulted primarily from stock and stock option grants to consultants and employees in lieu of cash payments for services rendered.

Depreciation and amortization expense for fiscal year 1999 increased to $5.2 million from $20 thousand for fiscal year 1998. As a percentage of revenues, depreciation and amortization expense increased to 8.2% in fiscal year 1999 from 0.0% in fiscal year 1998. The increase in depreciation and amortization expense is primarily the result of the amortization of intangible assets from acquisitions. In addition, we incurred increased depreciation expense as a result of increased fixed assets purchases of computers and other related equipment.

Research and development expense for fiscal year 1999 decreased 33% to $579 thousand from $866 thousand for fiscal year 1998. As a percentage of revenues, research and development expense decreased to 0.9% for fiscal year 1999 from 2.0% for fiscal year 1998. Research and development expense for fiscal year 1999 was primarily incurred in connection with the development of products for e-commerce ventures. Research and development expense for fiscal year 1998 was incurred in connection with the development of Maestro software for our Performance Enhancement Business.

Other income, net for fiscal year 1999, decreased 68% to $396 thousand from $1.2 million for fiscal year 1998. The decrease during fiscal year 1999 was primarily attributable to a $522 thousand gain on the sale of investments in fiscal year 1998, as well as interest expense incurred in fiscal year 1999 as a result of our acquisition of Zabit & Associates, Inc. completed in September 1998.

An income tax benefit of $4.3 million was recorded for fiscal year 1999, compared to $257 thousand for fiscal year 1998. Our effective tax rate for fiscal year 1999 was 30.9% compared to 49.4% for fiscal year 1998. This decreased rate reflected the impact of the amortization of non-tax deductible goodwill in connection with certain Internet professional services acquisitions.

For fiscal year 1999, we incurred a loss from continuing operations of $9.7 million compared to a loss from continuing operations of $263 thousand for fiscal year 1998. Our fiscal year 1999 loss reflects the personnel requirements and increased corporate infrastructure and related expenses required for our rapidly growing Internet professional services business. We believe these costs are required in order to accommodate the anticipated rapid growth of our business.

Income, net of related taxes, from discontinued operations increased 15% for fiscal year 1999 to $2.1 million from $1.8 million for fiscal year 1998.

We reported a net loss of $7.6 million for fiscal year 1999 compared to net income of $1.6 million for fiscal year 1998. The decrease of $9.2 million was due to the factors described above.

Recently Issued Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, and SFAS
138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. This statement also requires that changes in fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137 and SFAS 138, applies to us beginning September 1, 2000. Management does not believe that these pronouncements will have a significant impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. We are required to implement SAB 101 no later than the fourth quarter of fiscal 2001 in accordance with SAB No. 101B "Delaying Implement of SAB 101," which was issued in June 2000. We do not expect the implementation of SAB 101 to have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

At August 31, 2000 we had working capital of approximately $13.9 million as compared to $23.5 million at August 31,1999.

For fiscal year 2000, we used $33.0 million in operating activities. This was the result of a net loss of $154.5 million offset by impairment of goodwill of $87.1 million, depreciation and amortization of $18.8 million, impairment of leasehold improvements of $5.8 million coupled with an increase in accounts receivables of $15.9 million, offset by an increase in accounts payable and accrued expenses of $6.8 million and customer billings in excess of costs of $2.6 million.

During 2000, we used $16.3 million to fund our growth strategy through acquisitions in the Interactive business and approximately $18.3 million for the purchase of property and equipment.

We raised approximately $53.8 million during 2000 through the proceeds of two private placements of securities as well as proceeds from the exercise of stock options and warrants of $7.1 million, which was partially offset by the abandoned offering related costs of $2.9 million and the restricted cash from leases of $1.9 million.

We expect our working capital needs to be funded through our current cash resources, cash flow from operations, and third party credit facilities. In that regard, we entered into a $5,000,000 revolving credit facility, secured by our accounts receivable, with Spherion Corporation in November 2000 which terminates in May 2002. We believe the combination of these sources will be sufficient to fund our operations and to satisfy our cash requirements for the next twelve months. There may be circumstances that would accelerate our use of liquidity sources, including, but not limited to, our ability to implement a profitable business model and complete our restructuring plan.
If this occurs, we may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to us. We currently have no outstanding balances under the Spherion credit facility.

For fiscal year 2001, we currently anticipate that our capital expenditures will be approximately $3.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements commence on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 21, 2000, Holtz Rubenstein & Co., LLP was dismissed as our independent auditor. The decision to change independent auditors was approved by our Board of Directors. No disagreements exist between us and Holtz Rubenstein with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The report of Holtz Rubenstein for the year ended August 31, 1999 did not contain an adverse opinion or disclaimer of opinion. On January 21, 2000, the Board of Directors appointed Deloitte & Touche LLP as our independent certified public accountants to replace Holtz Rubenstein and to act as principal accountant to audit our financial statements. Our stockholders ratified the appointment of Deloitte & Touche at our annual meeting of stockholders on May 4, 2000.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors as of August 31, 2000 were as follows:

    Name                   Age      Position
    ----                   ---      --------

Scott A. Mednick           44       Co-Chairman
Werner G. Haase            63       Co-Chairman, Chief Executive Officer and
                                    President
John P. Gandolfo           39       Senior Vice President and Chief Financial
                                    Officer
Gary S. Kahl               37       Executive Vice President, National Practices
Kevin D. Labick            30       Executive Vice President, National Business
                                    Operations
Adeo Ressi di Cervia       28       Executive Vice President, Corporate
                                    Strategies
Paul P. Schmidman          47       Chief Corporate Architect and Executive Vice
                                    President, Business Development
Terry A. Anderson          53       Director
Edward Bennett             54       Director
John A. Bermingham         56       Director
Norman Docteroff           66       Director
Raymond Marcy              49       Director

Our current executive officers and directors are as follows:

    Name                   Age      Position
    ----                   ---      --------

Scott A. Mednick           44       Chairman
Werner G. Haase            63       President
Howard A. Tullman          55       Chief Executive Officer and Director
Douglas C. Laux            47       Chief Financial Officer
Richard R. Dennerline      36       Chief Legal Officer and Secretary
Terry A. Anderson          53       Director
Edward Bennett             54       Director
John A. Bermingham         56       Director
Norman Docteroff           66       Director
Stuart Emanuel             57       Director

Other than discussed in the paragraph below, directors who are our employees receive no additional compensation for their services as directors. Directors who are not our employees do not receive a fee for attendance in person at meetings of the Board of Directors or committees of the Board of Directors, but are reimbursed for travel expenses and other out of pocket costs incurred in connection with their attendance at the meetings.

Terry Anderson received a fee of $10,000 during fiscal year 2000 for rendering consulting services to us. Each of Messrs. Bennett, Bermingham and Docteroff are entitled to receive an option to purchase 100,000, 50,000 and 50,000 shares of Common Stock, respectively, as of February 8, 2000. The exercise price for such options would be $40.25.

Scott A. Mednick has served as Co-Chairman since 1998. From 1998 until 2000, Mr. Mednick also served as our Chief Strategic Officer. From 1996 until 1998, Mr. Mednick served as Chairman and chief executive officer of THINK New Ideas, Inc., a provider of marketing technology and interactive business solutions. In 1982, Mr. Mednick established the Mednick Group, a graphic design company, which in 1996 became THINK New Ideas. He served as its president until 1996.

Werner G. Haase served as a director from September 1987 until his resignation on November 6, 2000 in connection with the sale of our Performance Enhancement Business division to 488 Performance Group, Inc., a corporation formed and owned by Mr. Haase (See "Sale of Non-Strategic Assets"). Mr. Haase became Chairman and Chief Executive Officer in July 1996 following our acquisition of Journeycraft, Inc. and TheraCom, Inc. He became President in March 2000 following William Zabit's resignation. Mr. Haase served as Co-Chairman, Chief Executive Officer and President until August 2000, when he resigned as Co-Chairman and Chief Executive Officer.

Howard A. Tullman has served as a director and as our Chief Executive Officer since September 2000 following Mr. Haase's resignation. We entered into a three year employment agreement with Mr. Tullman in August 2000. Since March 2000, Mr. Tullman has been the General Manager of Chicago High Tech Investors I, LLC, an Internet-oriented investment fund. From September 1996 until February 2000, Mr. Tullman served as the chief executive officer of Tunes.com, Inc. and its predecessors, an Internet music site he co-founded and which was sold to EMusic.com, Inc. From October 1993 until October 1996, Mr. Tullman was the president and chief executive officer of Imagination Pilots, Inc., a multimedia software developer he founded in 1993. Mr. Tullman serves as a director of Emusic.com Inc. and the Princeton Review and is the chairman of the board of The Cobalt Group, Inc.

John P. Gandolfo served as our Senior Vice President and Chief Financial Officer from November 1999 until September 2000 when he resigned from these positions. From 1994 until November 1999, Mr. Gandolfo was an executive vice president, chief financial officer and chief operating officer of Impath Inc., a publicly held medical information services company. From 1987 through March 1994, Mr. Gandolfo served as controller, senior vice president and chief financial officer of Medical Resources Inc., a publicly held medical diagnostic imaging management company.

Gary Kahl was the head of Xceed's National Practices Group until October 2000. Before joining Xceed, Mr. Kahl ran the National Business Operations organization at Impact Innovations Group (IIG). IIG was a large national IT consulting firm specializing in integrated e-commerce, data warehousing, call center, and document management solutions. Before assuming his role at Xceed, Mr. Kahl sat on the technical advisory board of Computer Aids for Industrial Productivity
(CAIP).

Kevin Labick was the Executive Vice President of National Business Operations of Xceed, responsible for our services, capabilities and methodologies until September 2000. Prior to joining Xceed, Mr. Labick was cofounder and president of Mercury Seven, an Internet consulting and development company which specialized in building e-businesses. Mercury Seven was acquired by us in 1998.

Adeo Ressi di Cervia joined Xceed in February 2000 when we acquired methodfive. Mr. Ressi was our Executive Vice President for Corporate Strategy until September 2000. Prior to joining Xceed, Mr. Ressi founded The Myriad Agency, later renamed methodfive, and served as its chief executive officer. Mr. Ressi began his career in new media by founding Hydrant, an interactive multimedia company. After selling Hydrant, Mr. Ressi formed Total New York, the first regional, advertising-supported website, which he later sold to America Online, Inc.

Douglas C. Laux has been employed by us since October 2000 and was designated as our Chief Financial Officer in November 2000. From February 2000 until October 2000, Mr. Laux was the chief financial officer for Drinks.com, Inc., an on-line marketing company and retailer of wine, beer and spirits. From September 1995 until January 2000, Mr. Laux served as the chief financial officer at Platinum Entertainment, Inc., a music entertainment company and was chief operating officer from mid-1998 until January 2000. From October 1986 to September 1995 Mr. Laux was a partner at Ernst & Young, LLP in Chicago, Illinois.

Richard R. Dennerline has been employed by us since September 2000 and was designated as our Chief Legal Officer in November 2000 and our Secretary in October 2000. From June 1997 to September 2000, Mr. Dennerline was a partner at the law firm of Freeborn & Peters in Chicago, Illinois, with which he was also an associate from April 1995 to May 1997. Mr. Dennerline currently acts as an independent consultant to Freeborn & Peters. From May 1989 through March 1995, Mr. Dennerline was an associate with the law firm of Sidley & Austin in Chicago, Illinois.

Terry A. Anderson has served as a director since March 1999. He is a journalist, teacher, writer and nationally known speaker. Mr. Anderson is currently a visiting professor at Ohio University's Scripps School of Journalism, where he has taught since 1993. From 1992 until 1993, Mr. Anderson taught at Columbia University Graduate School of Journalism. Mr. Anderson also currently writes a weekly opinion column on political, social and international affairs for King Feature Syndicate.

Edward Bennett has served as a director since May 2000. Mr. Bennett has been a partner in (212) Ventures, a venture capital firm, since March 2000. Since November 1999, Mr. Bennett has served as the chairman of MOBILELOGIC, a wireless solutions company he co-founded. From 1995 until 1999, Mr. Bennett was president of Bennett Media Collaborative. Mr. Bennett is a director of SoftNet Systems, Inc., Key3Media Group, Inc. and Engage, Inc.

John A. Bermingham has served as a director since November 1997 and served as a consultant to us during 1997. Since August 2000, he has served as a managing partner and the chief operating officer of Capital Key Advisors, an investment banking firm. From 1998 until May 2000, Mr. Bermingham was the president and chief executive officer of Smith Corona Corporation. From 1996 until November 1998, he served as a principal with The Promar Group, a consulting company. From 1993 until 1996, Mr. Bermingham held the position of president and chief executive officer of AT&T Smart Cards Systems and Solutions, a division of AT&T.

Norman Docteroff has served as a director since May 1996. Mr. Docteroff has been a director and the chief executive officer of Docuport, Inc., a research and development and manufacturing company, since April 1999. From 1997 until 1999, he served as the president of Solutions Plus, a software customization company. Since 1995, Mr. Docteroff has served as an independent management consultant to Gemini Industries, a producer of consumer electronics accessories, and other companies.

Stuart Emanuel has served as a director since November 2000. Mr. Emanuel has been the president of worldwide operations for the Business Solutions Group of Spherion Corporation, a human capital management company since 1997.
From 1989 until 1997 he acted as vice president of various divisions within Spherion. Mr. Emanuel is Chairman of the Board of Interim Technology
(Asia), Pte. Ltd., a director of the Information Technology Association of America (ITAA), a director of Amerihost Properties and a director of Zanathon Inc., a Salt Lake City hi-tech company. Mr. Emanuel serves pursuant to Spherion Corporation's right to designate one director.

Raymond Marcy served as a director from June 2000 until November 2000. Mr. Marcy has served as president of Spherion, Inc. since 1989. He has served as its chief executive officer since 1991 and as its chairman of the board since 1997.

Paul P. Schmidman has served as our Chief Corporate Architect and Executive Vice President of Business Development since March 1999. Prior to joining Xceed, Mr. Schmidman was senior vice president and general manager of interactive media at THINK New Ideas, Inc., a provider of marketing technology and interactive business solutions. Mr. Schmidman formerly served as executive vice president and general manager of BoxTop Interactive.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 as amended requires that our directors and executive officers and beneficial owners of more than 10% of our Common Stock file reports of holdings and transactions in our Common Stock with the Securities and Exchange Commission and the Nasdaq National Market. Based solely upon a review of the Forms 3 and 4 furnished to us, we are not aware of any person that has failed to file a required report.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                        -------------------      Securities
Name and                                                         Underlying          All Other
Principal Position         Year      Salary       Bonus          Options/SARs(#)     Compensation
------------------         ----      ------       -----          ---------------     ------------
(a)                        (b)       (c)          (d)            (f)                 (g)
Scott Mednick              2000      $350,000     $  200,000       600,000           $0
Co-Chairman                1999      $350,000     $1,080,000       300,000           $0
                           1998      $ 43,750     $   80,000     1,000,000           $0

Werner Haase (1)           2000      $500,000     $  102,550            -0-          $52,000(5)
Co-Chairman, Chief         1999      $500,000     $  150,000            -0-          $84,299
Executive Officer and      1998      $500,000     $  300,000       500,000           $80,859
President

William Zabit (2)          2000      $405,000     $0             -0-                 $0
President                  1999      $400,000     $0             -0-                 $7,066
                           1998      $      0     $0             -0-                 $0

John P. Gandolfo (3)       2000      $213,000     $75,000        250,000             $0
Senior Vice President and  1999      $      0     $0             -0-                 $0
Chief Financial Officer    1998      $      0     $0             -0-                 $0

Kevin Labick (4) Executive 2000      $275,000     $168,000       125,000             $121,875(6)
Vice President             1999      $      0     $0             150,000             $0
                           1998      $      0     $0             -0-                 $0

------------
(1)   Mr. Haase resigned as Chief Executive Officer in August 2000.
(2)   Mr. Zabit resigned as President in March 2000.
(3)   On September 29, 2000, Mr. Gandolfo resigned from his position.
      In connection with his resignation, 83,337 options granted to Mr. Gandolfo on November 1, 1999 were cancelled, 125,000 options granted on April 17, 2000 were cancelled and the grant of 83,332 options dated April 17, 2000 was cancelled.
(4) On September 12, 2000, Mr. Labick's employment was terminated. In connection with his termination, all of the options granted to Mr. Labick in fiscal year 2000 were cancelled.
(5) Includes premiums for life insurance policies paid by us on behalf of Mrs. Haase.
(6)   Includes payment made in connection with termination of employment.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below sets forth information regarding stock options granted during fiscal year 2000 to each of the Named Executive Officers who were granted options in fiscal year 2000.

                                                                                         Potential Realizable
                                                                                         Value at Assumed
                                                                                         Annual Rates of
                                                                                         Stock Price
                                                                                         Appreciation for
                                                                                         Option Term(1)
                                                                                         -------------------
                           Number of          % of Total
                           Securities         Options/ SARs
                           Underlying         Granted to
                           Options/ SARs      Employees in      Exercise    Expiration
Name                       Granted (#)        Fiscal Year       Price       Date         5% ($)         10% ($)
----                       -----------        -----------       --------    --------     ------         -------
(a)                        (b)                (c)               (d)         (e)          (f)            (g)
Scott Mednick (2)          250,000            2.9%              $13.63      4/05/03      $349,269       $715,575
Co-Chairman                250,000            2.9%              $ 7.50      4/17/03      $192,188       $393,750
                           100,000            1.2%              $ 7.50      4/17/03      $ 76,875       $157,500

Werner Haase                    -0-
Co-Chairman, Chief
Executive Officer and
President

William Zabit                   -0-
President

John P. Gandolfo (3)       125,000            1.4%              $22.00       11/01/03    $433,469       $910,250
Senior Vice President      125,000            1.4%              $ 7.50        4/17/04    $147,773       $310,313
and Chief Financial         83,332            1.0%              $ 7.50        4/17/04    $ 64,061       $131,248
Officer

Kevin Labick (4)           125,000            1.4%              $7.50        04/17/04    $147,773       $310.313
Executive Vice President    75,000            1.0%              $7.50        04/17/04    $ 57,656       $118,125

---------------
(1) Potential realizable value is reported net of the option exercise price but before taxes associated with exercise. These amounts assume annual compounding results in total appreciation of approximately 63% (5% per year) and approximately 159% (10% per year). Actual gains, if any, on stock option exercises and Common Stock are dependent on the future performance of the

      Common Stock, overall market conditions and the continued employment of the officer. There can be no assurance that the amounts reflected in this table will be achieved.
(2) 250,000 options vested on day of grant, while the additional grants shall vest on December 31, 2000.
(3) In connection with his resignation on September 29, 2000, 83,337 options granted to Mr. Gandolfo on November 1, 1999 were cancelled, 125,000 options granted on April 17, 2000 were cancelled and the grant of 83,332 options dated April 17, 2000 was cancelled.
(4) In connection with his termination on September 12, 2000, all of the options granted to Mr. Labick in fiscal year 2000 were cancelled.

The following table sets forth information concerning the value of unexercised in-the-money options held by the Named Executive Officers as of August 31, 2000. The last reported sale price of the Common Stock on August 31, 2000 was $7.625 per share. Accordingly, the values set forth below have been calculated based on that price less the applicable exercise per share, multiplied by the number of shares underlying the options.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR;
FISCAL YEAR END OPTION/SAR VALUES

                                                                                                Value of
                                                                           Number of            Unexercised
                                                                           Unexercised          In-the-Money
                                                                           Options/SARs at      Options/SARs at
                                                        Value Realized(1)  FY-End (#)           FY-End ($)
                                      Shares Acquired   -----------------  Exercisable/         Exercisable/
Name                                  on Exercise (#)          ($)         Unexercisable        Unexercisable(2)
----                                  ---------------          ---         -------------        ----------------

Scott Mednick                         -0-               -0-                1,349,990            $1,630,000
Co-Chairman                                                                (Exercisable)        (Exercisable)
                                                                           550,010              $45,500
                                                                           (Unexercisable)      (Unexercisable)

Werner Haase                          -0-               -0-                743,750              $4,068,375
Co-Chairman, Chief Executive                                               (Exercisable)        (Exercisable)
Officer and President

William Zabit
President

John P. Gandolfo                      -0-               -0-                41,663               $0
Senior Vice President and Chief                                            (Exercisable)        (Exercisable)
Financial Officer                                                          208,337              $16,250
                                                                           (Unexercisable)      (Unexercisable)

Kevin Labick                          25,000            175,000            50,000               $0
Executive Vice President                                                   (Exercisable)        (Exercisable)
                                                                           200,000              $16,250
                                                                           (Unexercisable)      (Unexercisable)

(1) Represents the difference between the average of the high and low prices of the Common Stock on the Nasdaq National Market on the date of exercise and the option exercise price multiplied by the number of shares acquired on exercise.
(2) Represents the difference between $7.359 (the average of the high and low prices of the Common Stock on the Nasdaq National Market on August 31,
      2000) and the option exercise price multiplied by the number of shares of Common Stock covered by the options held.

Employment Agreements

During fiscal 2000, we had employment agreements with Scott A. Mednick, Werner G. Haase, Howard A. Tullman, William N. Zabit, Nurit Kahane Haase, John P. Gandolfo and Kevin D. Labick. As stated below, our employment agreements with Werner G. Haase, William N. Zabit, Nurit Kahane Haase, John
P. Gandolfo and Kevin D. Labick have been terminated.

Scott A. Mednick. In July 1998, we entered into an employment agreement with Scott Mednick, our Co-Chairman, which provides for an initial term of two years, and a renewal term of two years if not terminated at the end of the initial two year term. Mr. Mednick's employment agreement was amended in September 1999 and March 2000. Either party may terminate the agreement under certain circumstances. Mr. Mednick receives an annual base salary of $350,000.

In the event of a change in control, Mr. Mednick is entitled to receive a one-time payment equal to three times his then-current annual compensation (including bonuses). If Mr. Mednick is terminated without cause, he is entitled to receive his annual salary for the balance of his employment term. Mr. Mednick's employment agreement contains a non-compete covenant that is in effect during the term of his employment, for so long as he receives base compensation for termination without cause, and for 12 months after the final base compensation payment is made. In addition, the non-compete covenant remains in effect if Mr. Mednick elects not to extend the employment agreement after the initial three-year term, or he voluntarily resigns prior to the expiration of the initial three-year term.

Werner G. Haase. In December 1996, we entered into a five year employment agreement with Werner Haase, our President and former Co-Chairman and Chief Executive Officer. In connection with our sale of the Performance Enhancement Business (See "Sale of Non-Strategic Assets"), Mr. Haase resigned from his positions with Xceed, other than President, and released us from all obligations under his employment agreement. In addition, upon closing of the sale, Mr. Haase relinquished all rights to vested and unvested stock options, other than certain options to purchase an aggregate of 43,750 shares of Common Stock. While employed with us, Mr. Haase was paid a base salary of $500,000 per year and we paid premiums, interest and other payments on a number of policies insuring his life with an aggregate face value of at least $2,300,000. Mr. Haase's employment agreement also entitled him to receive bonuses, stock options and other incentives at the discretion of our Board of Directors. In the event of a change in control, Mr. Haase was entitled to receive a one-time payment equal to three times his then-current annual compensation (including bonuses). Finally, upon termination without cause, Mr. Haase was entitled to cancellation of all debts owed by him to us or to Journeycraft (our former wholly-owned subsidiary which was sold to 488 Performance Group; See "Sale of Non-Strategic Assets") and we were obligated to pay him an amount in cash equal to 100% of the amount of indebtedness cancelled. As of August 31, 2000, the amount of Mr. Haase's indebtedness to us was $1,222,000. See "Certain Transactions." Mr. Haase's indebtedness, represented by a promissory note, was sold to a third party for $100,000 in connection with the closing of our sale of the Performance Enhancement Business. See "Sale of Non-Strategic Assets."

Howard A. Tullman. In August 2000, we entered into a three year employment agreement with Howard Tullman, our Chief Executive Officer. Mr. Tullman was selected by the Board of Directors to succeed Mr. Haase upon his resignation of the position of Chief Executive Officer in August 2000. Pursuant to his employment agreement, Mr. Tullman receives an annual base salary of $400,000 and has received options to purchase up to 1 million shares of Common Stock. Mr. Tullman is also eligible to receive bonuses at the discretion of the Board of Directors. If Mr. Tullman is terminated by us without cause during the first year of his employment, he is entitled to receive the balance of his annual salary up to and through the 18th month of his employment term; during the second or third year of his employment, he is entitled to receive the balance of his annual salary up to and through the 36th month of his employment term; or after his initial three year term, he is entitled to six months severance. In the event of a change in control of Xceed during the initial three-year term of Mr. Tullman's employment agreement, where the controlling entity does not assume the employment agreement or breaches its provisions, Mr. Tullman is entitled to the severance arrangements and acceleration of his options as set forth above. Mr. Tullman's employment agreement contains a non-compete covenant that is in effect during the term of his employment and for 12 months after his termination. Although this employment agreement was effective August 4, 2000, Mr. Tullman did not assume executive responsibilities until the beginning of fiscal year 2001.

William N. Zabit. In September 1998, we entered into a four year employment agreement with William Zabit, our former President. Mr. Zabit resigned his position as President in March 2000 and his employment agreement was subsequently terminated effective as of September 15, 2000. While employed by Xceed, Mr. Zabit was paid an annual base salary of $400,000 and we paid premiums, interest and other payments on a policy insuring his life with a face value of at least $2,000,000. Mr. Zabit's employment agreement also entitled him to receive bonuses, stock options and other incentives at the discretion of our Board of Directors. In the event of a change in control, Mr. Zabit was entitled to receive a one-time payment equal to three times his then-current annual compensation (including bonuses). Upon termination without cause, all debts owed to us by Mr. Zabit were to be cancelled in full. As of the effective date of his termination, Mr. Zabit was not indebted to us. Pursuant to certain promissory notes executed in connection with our acquisition of Zabit & Associates, we were indebted to Mr. Zabit and another former shareholder of Zabit & Associates; however, as of August 9, 2000, we had paid off the promissory notes in full and were not indebted to those individuals. See "Certain Transactions."

Nurit Kahane Haase. In July 1996, we entered into a five year employment agreement with Nurit Kahane Haase, our former Senior Vice President and Secretary. On July 31, 2000, Mrs. Haase resigned her positions with us, releasing us from any further obligations under her employment agreement. While employed with us, Mrs. Haase received an annual base salary of $250,000. Mrs. Haase was entitled to receive a one-time payment equal to three times her then-current annual compensation (including bonuses) in the event of a change in control. Mrs. Haase's employment agreement contained a non-compete covenant that was in effect during the term of her employment and for 12 months following her termination.

Douglas C. Laux. In October 2000, we entered into a three year employment agreement with Douglas C. Laux, our Chief Financial Officer. Pursuant to his employment agreement, Mr. Laux receives an annual base salary of $250,000. He also has been granted options to purchase 150,000 shares of common stock. If Mr. Laux is continuously employed through June 30, 2001, then he is entitled to a bonus of $25,000. Mr. Laux is eligible to additional performance-based bonus payments of up to one-half of his base salary annually. If Mr. Laux is terminated by us without cause or if we breach any material provision of his employment agreement, he is entitled to receive three months of his base annual salary as severance and, if such termination or breach is during the first year of employment, options to purchase 50,000 shares of common stock will vest immediately. If there is a change in control of Xceed during the initial year of Mr. Laux's employment agreement and the controlling entity does not assume the employment agreement or breaches its provisions, Mr. Laux is entitled to a payment equal to six months' base salary and immediate vesting of options to purchase
75,000 shares of Common Stock. If the change of control and failure to assume the employment agreement occurs after the first year of employment but during the first three years of employment, Mr. Laux is entitled to a payment equal to six months' base salary and immediate vesting of options to purchase
150,000 shares of Common Stock.

Richard R. Dennerline. In September 2000, we entered into a three year employment agreement with Richard R. Dennerline, our Chief Legal Officer. Pursuant to his employment agreement, Mr. Dennerline receives an annual base salary of $250,000. He also has been granted options to purchase 175,000 shares of common stock. Mr. Dennerline is eligible to additional performance-based bonus payments annually. If Mr. Dennerline is terminated by us without cause or if we breach any material provision of his employment agreement during the first year of his employment, he is entitled to receive the unpaid balance of his annual base salary through the first anniversary of his employment agreement and immediate vesting of options to purchase 58,000 shares of common stock. If he is terminated by us without cause or if we breach any material provision of his employment agreement during the second or third year of his employment, Mr. Dennerline is entitled to receive payment of twelve months base salary. If there is a change in control of Xceed during the initial three-year term of Mr. Dennerline's employment agreement and the controlling entity does not assume the employment agreement or breaches its provisions, Mr. Dennerline is entitled to payment of the unpaid balance of his annual base salary through the first anniversary of his employment agreement and immediate vesting of options to purchase 87,500 shares of Common Stock. If it occurs after the first twelve months of the employment term but during the first three years of employment, Mr. Dennerline is entitled to a payment equal to twelve months base salary and immediate vesting of options to purchase 175,000 shares of Common Stock.

Stock Option Plans

We have adopted six stock option plans, which provide for the granting of options to employees, officers, directors, and others who render services to us.

The Non-Qualified Stock Option Plan (the "NQSO Plan") which expired on April 6, 1994 covered 187,500 shares of our Common Stock, pursuant to which our officers and employees were eligible to receive non-qualified stock options. All options granted under the NQSO Plan have been at exercise prices at least equal to the fair market value of our Common Stock on the date of grant. Options to acquire a total of 28,125 shares at an exercise price of $1.52 remain outstanding as of August 31, 2000.

Under the 1990 Stock Option Plan (the "1990 Plan") we may grant to our officers, key employees and others who render services to us, options to purchase up to 187,500 shares of our Common Stock at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value in the case of non-qualified options for such stock. The 1990 Stock Option Plan expired on January 31, 2000. Options to acquire a total of 25,000 shares at an exercise price of $1.52 remain outstanding as of August 31, 2000.

The 1995 Stock Option Plan (the "1995 Plan") operates on substantially the same terms as the 1990 Plan except that it includes options to purchase up to 500,000 shares of our Common Stock. Any options granted under the plan expire ten years from the date of grant. The plan expires March 3, 2005. As of

August 31, 2000, all available options had been granted under the 1995 Plan and options to acquire a total of 334,000 shares remain outstanding at an exercise price of $2.19 per share.

The 1998 Stock Option Plan (the "1998 Plan") provides for the issuance of options to purchase up to 2,000,000 shares of our Common Stock. The 1998 Plan authorizes the issuance of incentive stock options which qualify under Section 422A of the Internal Revenue Code as well as the issuance of non-statutory options. The 1998 Plan authorizes the issuance of options to employees, officers and employee-directors. Non-statutory options may also be issued to others who render services to us. Any options granted under the 1998 Plan, unless specifically designated otherwise, expire on March 1, 2008. As of August 31, 2000, all available options had been granted under the 1998 Plan and 1,169,371 options at exercise prices ranging from $3.44 to $37.50 remained outstanding.

The 1999 Stock Option Plan (the "1999 Plan") provides for the issuance of options to purchase up to 3,000,000 shares of our Common Stock. The 1999 Plan authorizes the issuance of incentive stock options which qualify under Section 422A of the Internal Revenue Code as well as the issuance of non-statutory options. The 1999 Plan permits the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. Any options granted under the 1999 Plan, unless specifically designated otherwise, expire on March 1, 2009. As of August 31, 2000, 2,542,156 options had been issued under the Plan and 2,831,046 options were outstanding.

The Amended and Restated Millennium Stock Option Plan (the "Plan") provides for the issuance of up to 9,000,000 shares of our Common Stock. The Plan authorizes the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. As of August 31, 2000, 5,615,210 options had been issued under the Plan and 5,381,810 options were outstanding.

All of the Plans are administered by Norman Docteroff and John Bermingham, who are the members of the Option Committee and the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of November 13, 2000 by: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock;
(ii) each of our named executive officers and directors; and (iii) all executive officers and directors as a group:

Name and Address                  Amount and Nature of          Percentage
of Beneficial Owner               Beneficial Ownership          of Class (1)
-------------------               --------------------          --------
Werner G. Haase (2)(3)              589,450                        2.2%

Nurit Kahane Haase (3)              876,950                        3.3%

Scott Mednick (4)                 1,550,000                        5.8%

Howard A. Tullman                     2,200                          *

William Zabit                     1,179,828                        4.4%

Douglas C. Laux                          --                          *

Richard R. Dennerline                    --                          *

Terry A. Anderson (5)                 5,000                          *
19197 River Road
Athens, OH  45701

Edward A. Bennett                   262,411                          *
725 Washington Street
New York, NY 10014

John Bermingham (6)                 100,000                          *
9 Rain Tree Court
Kinnelon, NJ  07405

Theodore Deikel (7)               1,318,359                        4.9%
2424 West Lake of the Isles
Minneapolis, MN 55405

Norman Docteroff (8)                 50,000                          *
Edward A. Bennett
725 Washington Street
New York, NY 10014

Stuart Emanuel                           --                          *
832 Commerce Drive
Oak Brook, IL 60523

Raymond Marcy                            --                          *
2050 Spectrum Boulevard
Ft. Lauderdale, FL 33309

Spherion  Corporation             2,000,000                        8.3%
(formerly known as Interim
Services, Inc.)
2050 Specturm Boulevard
Ft. Lauderdale, FL 33309

All officers and directors
as a group (10 persons)           2,509,061                        9.4%

(1) Percentage of class as set forth below is calculated based on the number of shares outstanding on November 13, 2000.
(2)   Includes 43,750 currently exercisable options to acquire Common Stock.
(3) Werner Haase disclaims any beneficial interest in the shares held by his wife Nurit Kahane Haase. Mrs. Haase disclaims any beneficial interest in the shares held by her husband, Werner Haase.
(4)   Represents 1,550,000 currently exercisable options to acquire Common
      Stock.
(5)   Represents 5,000 currently exercisable options to acquire Common Stock.
(6)   Includes 100,000 currently exercisable options to acquire Common Stock.
(7)   Includes warrants to purchase 878,906 shares of Common Stock.
(8)   Includes 50,000 currently exercisable options to acquire Common Stock.

* Represents less than one percent (1%) ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to July 1996, Werner Haase had borrowed funds from Journeycraft which at the time of the acquisition of Journeycraft by us amounted to $1,000,000. As a result of the acquisition, the loan was transferred to us. The loan bears interest at 7% and is payable in annual installments of $100,000 which amount is first applied to interest and the balance to reduce principal. The remaining balance and any accrued interest is due in full in December, 2016. As of August 31, 2000, $1,222,000 was due from Mr. Haase. In connection with the sale of the Performance Enhancement Business to Mr. Haase in November 2000, this loan was sold in exchange for $100,000. See "Sales of Non-Strategic Assets."

In connection with our acquisition of Zabit & Associates, we agreed to pay off certain promissory notes which were due to two former shareholders of Zabit & Associates in March 1999. We paid William Zabit, the former President of the Company, $3,974,000, consisting of $3,840,000 of principal and $134,000 of interest and paid the other shareholder, who is now our employee, $993,600, consisting of $960,000 of principal and $33,600 of interest. In addition, in connection with this acquisition, in May 2000 we paid off promissory notes to Mr. Zabit and to another former stockholder of Zabit & Associates in the aggregate amount of $2,161,000.

On July 31, 2000, we sold all the assets and liabilities associated with the JourneyCorp travel division to Journey Corp. .Com, a company formed and privately-owned by Mrs. Haase. In connection with the transaction, we received a promissory note in the amount of $704,000, which bears interest at a rate of 6% per annum and is payable to Xceed in equal quarterly installments of $58,667 over three years. In addition, we entered into an exclusivity agreement whereby our U.S. offices will use their best efforts to make their corporate travel arrangements through Journey Corp. .Com until July 31, 2003. Upon consummation of the sale of JourneyCorp, Mrs. Haase resigned from her positions as our Senior Vice President and Secretary.

In April 2000, we entered into a two-year Joint Marketing Agreement with Spherion Corporation, a 5% stockholder, which renews automatically for one-year periods unless terminated by either party 60 days prior to the end of the relevant term. In addition, the agreement may be terminated by either party upon 120 days written notice. Under the agreement, Xceed and Spherion agreed to cross-sell one another's products and offerings, using their respective promotional materials and customer service representatives, with a finder's fee being paid to the generating party based on the first twelve months' revenue generated. Each also agreed to assign a senior executive to monitor and grow the relationship.

In October 2000, we sold the operations previously acquired by the acquisition of Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc. and a portion of the operations of Sterling Carteret, Inc. to Xceed Retail Solutions Group, Inc. a company formed and privately-owned by Gary S. Kahl, our former Executive Vice President of National Practices, and other former employees of Xceed in a negotiated transaction in exchange for the assumption by Xceed Retail Solutions Group of the liabilities related to these operations. In connection with that sale, we granted a temporary nonexclusive license to Xceed Retail Solutions Group to use the XCEED service mark. The license expires in January 2001. Upon consummation of the sale of these operations to Xceed Retail Solutions Group, Mr. Kahl resigned his positions with Xceed and Mr. Kahl and the other former employees joining
Xceed Retail Solutions Group agreed to relinquish their Xceed stock options and all claims for severance compensation.

In November 2000, we sold the Performance Enhancement Group to 488 Performance Group, Inc., a company formed and privately-owned by Werner G. Haase, our President and our former Chief Executive Officer, Co-chairman and director. See "Sales of Non-Strategic Assets."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements and Schedules

                           The financial statements and schedules appearing after the Index to Exhibits are filed as part of this Annual Report on Form 10-K.

                  2.       Exhibits

                           The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report.

         (b)      1.       Reports on Form 8-K

                           Form 8-K filed with the Securities and Exchange Commission on August 10, 2000 relating to the sale of JourneyCorp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WORLDWIDE XCEED GROUP, INC.


                                    By: /s/ Werner G. Haase
                                        ----------------------------------------
                                        Werner G. Haase
                                        President

Dated: November 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 15, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                                    /s/ Scott A. Mednick
                                    --------------------------------------------
                                    Scott A. Mednick, Chairman


                                    /s/ Howard A. Tullman
                                    --------------------------------------------
                                    Howard A. Tullman, Chief Executive Officer
                                    (principal executive officer)


                                    /s/ Douglas C. Laux
                                    --------------------------------------------
                                    Douglas C. Laux, Chief Financial Officer
                                    (principal financial and accounting officer)


                                    /s/ Norman Docteroff
                                    --------------------------------------------
                                    Norman Docteroff, Director



                                    --------------------------------------------
                                    John A. Bermingham, Director


                                    /s/ Terry A. Anderson
                                    --------------------------------------------
                                    Terry A. Anderson, Director


                                    /s/ Edward Bennett
                                    --------------------------------------------
                                    Edward Bennett, Director


                                    /s/ Stuart Emanuel
                                    --------------------------------------------
                                    Stuart Emanuel, Director

                         EXHIBIT INDEX

Exhibits
--------
  2.1 Agreement and Plan of Merger and Reorganization between Xceed, Inc. and Reset, Inc., incorporated by reference from
                Exhibit 1 to our Report on Form 8-K dated August 13, 1998 and filed with the Securities and Exchange Commission (the "Commission") on August 14, 1998.

  2.2 Agreement and Plan of Merger by and among Xceed Inc., Xceed Merger, Inc., Mercury Seven, Inc. and the Shareholders of Mercury Seven, Inc., incorporated by reference from
                Exhibit 2(e) to our Report on Form 8-K dated September 17, 1998 and filed with the Commission on September 17, 1998 (the "September 1998 8-K").

  2.3 Certificate of Merger of Mercury Seven, Inc. into Xceed Merger, Inc., incorporated by reference from Exhibit 2(f) to our September 1998 8-K.

  2.4 Agreement and Plan of Merger among Xceed Inc., Zabit & Associates, Inc. and the Shareholders Named Therein, incorporated by reference from Exhibit 2(g) to our September 1998 8-K.

  2.5 Certificate of Merger of Zabit & Associates, Inc. into Xceed Inc., incorporated by reference from Exhibit 2(h) to our September 1998 8-K.

  2.6 Agreement and Plan of Merger dated February 8, 2000, by and among Xceed Inc., methodfive, inc. and the stockholders of methodfive, inc., incorporated by reference from Exhibit 2.1 to our Report on Form 8-K dated February 9, 2000 and filed with the Commission on February 16, 2000.

  2.7 Asset Purchase Agreement dated July 31, 2000, by and among Journey Corp..Com, Nurit Kahane Haase, Journeycraft, Inc., and Xceed Inc., incorporated by reference from Exhibit 2 to our Report on Form 8-K dated July 31, 2000 and filed with the Commission on August 10, 2000.

  2.8 Agreement and Plan of Merger dated as of May 17, 1996, by and among the Company, JCI, THI, JCI Acquisition Corp., THI Acquisition Corp. and Werner Haase, incorporated by reference from Exhibit 1 to our Report on Form 8-K dated July 2, 1996 and filed with the Commission on July 12, 1996.

  2.9 Stock Purchase Agreement among Xceed Inc., William N. Zabit and Joyce M. Weslowski, incorporated by reference from Exhibit 10(j) to our September 1998 8-K.

  2.10 Purchase Agreement by and among Xceed Inc., William N. Zabit and Joyce M. Weslowski, incorporated by reference from Exhibit
                10(k) to our September 1998 8-K.

  2.11 Stock Purchase Agreement dated as of November 3, 2000 by and among Journeycraft, Inc., Xceed Inc., Performance Group, Inc., and Werner G. Haase, as amended by the First Amendment to Stock Purchase Agreement dated as of November 6, 2000. (1)

  3.1 Certificate of Incorporation of Xceed Inc. incorporated by reference from Exhibit 3(c) to our Report on Form 8-K, dated February 20, 1998 and filed with the Commission on February 27, 1998.

  3.2           Certificate of Amendment to Certificate of Incorporation. (1)

  3.3 By-laws of the Registrant, as amended, through November 6, 2000. (1)

  4.1 Securities Purchase Agreement dated April 30, 1999, by and among Xceed Inc., Theodore Deikel and certain other strategic investors, incorporated by reference from Exhibit 4 to our Report on Form 8-K dated May 11, 1999 and filed with the Commission on June 24, 1999.

  4.2           Certificate of Designation, Preferences and Rights of Series A

Exhibits
--------
                Cumulative Convertible Preferred Stock, as filed with the Secretary of State of Delaware on January 13, 2000; incorporated by reference from Exhibit 3(i) to our Report on Form 8-K dated January 13, 2000 and filed with the Commission on January 20, 2000 (the "January 2000 8-K").

  4.3 Subscription Agreement, dated January 13, 2000, by and among Xceed Inc., Peconic Fund, Inc., Leonardo, L.P. and HTFP Investment, L.L.C., incorporated by reference from Exhibit 4.1(a) to our January 2000 8-K.

  4.4 Registration Rights Agreement, dated January 13, 2000, by and among Xceed Inc., Peconic Fund, Inc., Leonardo, L.P. and HTFP Investment, L.L.C.; incorporated by reference from Exhibit 4.1(b) to our January 2000 8-K.

  4.5 Form of Common Stock Purchase Warrant issued by Xceed Inc. to each of Peconic Fund, Inc., Leonardo, L.P. and HTFP Investment, L.L.C. on January 13, 2000, incorporated by reference from
                Exhibit 4.1(c) to our January 2000 8-K.

  4.6 Form of Common Stock Purchase Warrant issued by Xceed Inc. to each of Peconic Fund, Inc., Leonardo, L.P. and HTFP Investment, L.L.C. on April 4, 2000; incorporated by reference from
                Exhibit 4.1(b) to our Report on Form 8-K dated April 4, 2000 and filed with the Commission on April 5, 2000.

 10.1 1995 Stock Option Plan, incorporated by reference from Exhibit (4) to our Registration Statement on Form S-8, File No. 333-01685, initially filed with the Commission on March 13, 1996. (2)

 10.5           Form of Employment Agreement (1)(2)

 10.6 Water-Jel Technologies, Inc. 1998 Stock Option Plan, incorporated by reference from Exhibit A to our Definitive Proxy Statement filed with the Commission on January 8, 1998.
                (2)

 10.7 1999 Long Term Incentive Plan, incorporated by reference from Exhibit (10)(o) to our Annual Report on Form 10-K for the fiscal year ended August 31, 1999. (2)

 10.8 Xceed Inc. Amended and Restated Millenium Stock Option Plan incorporated by reference from Exhibit A to our Definitive Proxy Statement filed with the Commission on September 8, 2000. (2)

 10.9 Revolving Credit Agreement by and between Worldwide Xceed Group, Inc. and Spherion Corporation dated as of November 15, 2000. (1)

 10.10 Warrant Agreement by and between Worldwide Xceed Group, Inc., and Spherion Corporation dated as of November 15, 2000. (1)

 23.1           Consent of Holtz Rubenstein & Co., LLP dated November 15,
                2000 (1)

 23.2           Consent of Deloitte & Touche LLP dated November 15, 2000 (1)

 27             Financial Data Schedule (1)

--------------------------
(1)  Filed herewith

(2)  Management contract or compensatory plan or arrangement

Worldwide Xceed Group, Inc.
(formerly Xceed Inc. and Subsidiaries)

Independent Auditors' Report

Consolidated Financial Statements
Years Ended August 31, 2000, 1999 and 1998

WORLDWIDE XCEED GROUP, INC.
(Formerly Xceed Inc. and Subsidiaries)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Deloitte & Touche LLP, Independent Auditors                       F-2

Report of Holtz Rubenstein & Co., LLP, Independent Auditors                 F-3

  Balance Sheets as of August 31, 2000 and 1999                             F-4

  Statements of Operations for the Years Ended
   August 31, 2000, 1999 and 1998                                           F-5

  Statements of Stockholders' Equity for the Years Ended
   August 31, 2000, 1999 and 1998                                           F-6

  Statements of Cash Flows for the Years Ended
   August 31, 2000, 1999 and 1998                                           F-7

  Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Worldwide Xceed Group Inc.

We have audited the accompanying consolidated balance sheets of Worldwide Xceed Group, Inc. (formerly Xceed Inc. and Subsidiaries) (the "Company") as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2000 and 1999, and the results of their operations and their cash flows for the two years ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP





November 15, 2000
New York, New York

                               INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Worldwide Xceed Group, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Worldwide Xceed Group, Inc. (formerly Xceed, Inc. and Subsidiaries) (the "Company") for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended August 31, 1998, in conformity with generally accepted accounting principles.






                                        /s/ Holtz Rubenstein & Co., LLP
                                        HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
November 19, 1999 (except for Note 5
 which the date is January 13, 2000)

WORLDWIDE XCEED GROUP, INC. (formerly Xceed Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999
(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                                         2000        1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $   9,888    $  19,754
  Restricted cash                                                         1,930           --
  Investment in marketable securities, at fair market value                 382          367
  Accounts receivable - net of allowance for uncollectible
    accounts of $9,359 and $1,190, respectively                          11,607        9,868
  Program costs and earnings in excess of customer billings                  --        3,735
  Income tax refund receivable                                              270        2,437
  Prepaid expenses and other current assets                                 799          470
  Deferred income taxes                                                     358          358
  Net assets held for sale                                                2,936           --
  Net assets related to discontinued operations                              --        2,999
                                                                      ---------    ---------

           Total current assets                                          28,170       39,988

  Property and equipment - net                                           14,285        3,268
  Due from former officer                                                   615        1,223
  Goodwill and intangible assets - net of accumulated amortization
    of $20,908 and $4,308, respectively                                  75,473       42,999
  Deferred income taxes                                                   1,046        1,046
  Other assets                                                              401        3,411
                                                                      ---------    ---------

           Total assets                                               $ 119,900    $  91,935
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  13,003    $   9,131
  Accrued compensation                                                      278        2,588
  Notes payable, banks                                                       60          862
  Current portion of long-term debt                                         955          389
  Customer billings in excess of program costs and earnings                  --        3,538
                                                                      ---------    ---------

           Total current liabilities                                     14,296       16,508

  Long-term debt                                                            527        2,625
  Accrued lease obligations                                                 789          875
  Deferred revenue                                                           --          296
                                                                      ---------    ---------

           Total liabilities                                             15,612       20,304
                                                                      ---------    ---------

CUMULATIVE REDEEMABALE CONVERTIBLE PREFERRED STOCK
   Series A 4%, $.05 par value; authorized 30,000 shares;
   30,000 issued and outstanding                                         30,450           --
                                                                      ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized, 30,000,000 shares;
    24,127,241 and 17,747, 554 issued and 24,112,241 and 17,732,554
    outstanding, respectively                                               241          177
  Preferred stock, $.05 par value; authorized, 1,000,000 shares;
    none issued or outstanding                                               --           --
  Common stock warrants                                                  12,087           --
  Accumulated other comprehensive gain (loss)                                67          (20)
  Additional paid-in capital                                            240,258       75,738
  Deferred stock compensation                                              (932)        (225)
  Treasury stock, at cost; 15,000 shares                                    (71)         (71)
  Accumulated deficit                                                  (177,722)      (3,968)
                                                                      ---------    ---------

           Total stockholders' equity                                    73,298       71,631
                                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 119,990    $  91,935
                                                                      =========    =========

See notes to consolidated financial statements.

WORLDWIDE XCEED GROUP, INC. (formerly Xceed Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                                      2000            1999            1998
REVENUES                                                          $    108,441    $     63,450    $     42,266
                                                                  ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of revenues (excluding stock-based compensation
    of $565 in fiscal 2000)                                             97,072          52,516          36,413
  Selling, general and administrative expenses (excluding
    stock-based compensation of $501, $420, and $120,
    respectively)                                                       44,129          18,132           6,561
  Provision for doubtful accounts                                        9,267           1,000               4
  Write-off of offering related costs                                    2,894              --              --
  Impairment of goodwill and other intangibles                          87,055              --              --
  Gain on sale of business                                              (2,000)             --              --
  Stock-based compensation                                               1,066             420             170
  Depreciation and amortization                                         24,577           5,219              20
  Research and development                                                  34             579             866
                                                                  ------------    ------------    ------------

                                                                       264,094          77,866          44,034
                                                                  ------------    ------------    ------------

OPERATING LOSS                                                        (155,653)        (14,416)         (1,768)
                                                                  ------------    ------------    ------------

OTHER (EXPENSE) INCOME:
  Interest income                                                          682             735             691
  Interest expense                                                        (262)           (485)             (4)
  Impairment of investment                                              (1,000)             --              --
  (Loss) gain on sale of investments                                      (409)             24             522
  Other - net                                                              (80)            122              39
                                                                  ------------    ------------    ------------

                                                                        (1,069)            396           1,248
                                                                  ------------    ------------    ------------

  Loss from continuing operations before
    provision (benefit) for income taxes                              (156,722)        (14,020)           (520)
  Income tax provision (benefit)                                           210          (4,329)           (257)
                                                                  ------------    ------------    ------------

  Loss from continuing operations                                     (156,932)         (9,691)           (263)

  Discontinued operations:
    Gain on sale of discontinued operations, net of
      taxes of $0 in 2000                                                1,220              --              --
    Income from operations, net of taxes of $0, $1,579,
      and $1,545, respectively                                           1,262           2,081           1,813
                                                                  ------------    ------------    ------------
   Income from discontinued operations                                   2,482           2,081           1,813
                                                                  ------------    ------------    ------------

  Net (loss) income                                                   (154,450)         (7,610)          1,550

  Preferred stock dividends                                             19,304              --              --
                                                                  ------------    ------------    ------------

  Net loss applicable to common shareholders                      $   (173,754)   $     (7,610)   $      1,550
                                                                  ============    ============    ============


  Net (loss) income per share applicable to common shareholders:

      Loss from continuing operations                             $      (8.42)   $       (.64)   $       (.03)
      Gain on sale of discontinued operations                             0.06              --              --
      Income from discontinued operations                                 0.06            0.14            0.23
                                                                  ------------    ------------    ------------

  Net (loss) income per share                                     $      (8.30)   $       (.50)   $        .20
                                                                  ============    ============    ============

  Weighted average number of shares outstanding                     20,946,729      15,219,140       7,755,795
                                                                  ============    ============    ============

See notes to consolidated financial statements.

WORLDWIDE XCEED GROUP, INC. (formerly Xceed Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------



                                                           Common Stock            Preferred Stock         Common     Additional
                                                         30,000,000 Shares,       1,000,000 Shares,        Stock       Paid-in
                                                           $.01 Par Value          $.05 Par Value         Warrants     Capital

                                                                      Par                      Par
                                                        Shares       Value       Shares       Value
BALANCE, SEPTEMBER 1, 1997                             7,043,180   $       70          --   $       --   $       --   $   10,211

Comprehensive income:
    Net income                                                --           --          --           --           --           --
    Net change in the valuation adjustment on
      marketable equity securities                            --           --          --           --           --           --
    Other comprehensive income                                --           --          --           --           --           --

Exercise of stock options and warrants                 1,983,873           20          --           --           --        5,927

Purchase of treasury shares                                   --           --          --           --           --           --

Issuance of stock options for services                        --           --          --           --           --          282

Amortization of deferred stock compensation                   --           --          --           --           --           --

Common stock issued for acquired businesses            1,250,000           13          --           --           --        6,237
                                                      ----------   ----------   ---------   ----------   ----------   ----------
BALANCE, AUGUST 31, 1998                              10,277,053          103          --           --           --       22,657

Comprehensive loss:
    Net loss                                                  --           --          --           --           --           --
    Net change in the valuation adjustment on
      marketable equity securities                            --           --          --           --           --           --
    Other comprehensive loss                                  --           --          --           --           --           --

Exercise of stock options and warrants                 2,809,910           28          --           --           --       14,011

Common stock issued for acquired businesses            3,174,143           31          --           --           --       27,996

Securities issued in private placement                   976,562           10          --           --           --        9,990

Issuance of securities for services                      509,886            5          --           --           --          528

Amortization of deferred stock compensation                   --           --          --           --           --           --

Tax benefit from exercise of stock options                    --           --          --           --           --          556
                                                      ----------   ----------   ---------   ----------   ----------   ----------
BALANCE, AUGUST 31, 1999                              17,747,554          177          --           --           --       75,738

Comprehensive loss:
  Net loss                                                    --           --          --           --           --           --
  Net change in the valuation adjustment on
    marketable equity securities                              --           --          --           --           --           --
   Translation adjustment                                     --           --          --           --           --           --
  Other comprehensive income                                  --           --          --           --           --           --

Exercise of stock options and warrants                   952,568            9          --           --           --        7,117

Common stock issued for acquired businesses            3,417,620           34          --           --           --      114,873

Stock options issued for acquired businesses                  --           --          --           --           --       11,883

Securities issued in private placement                 2,000,000           20          --           --           --       24,730

Issuance of securities for services                        9,499            1          --           --           --          450

Amortization of deferred stock compensation                   --           --          --           --           --           --

Preferred stock dividends, net of offering expenses           --           --          --           --           --        5,467

Issuance of common stock warrants                             --           --          --           --       12,087           --
                                                      ----------   ----------   ---------   ----------   ----------   ----------
BALANCE, AUGUST 31, 2000                              24,127,241   $      241          --   $       --   $   12,087   $  240,258
                                                      ==========   ==========   =========   ==========   ==========   ==========

                                                       Accumulated
                                                         Other                      Retained
                                                      Comprehensive   Deferred      Earning
                                                         Income        Stock      (Accumulated    Treasury
                                                         (Loss)     Compensation     Deficit)       Stock         Total



BALANCE, SEPTEMBER 1, 1997                             $      216    $       --    $    2,092    $      (56)   $   12,533

Comprehensive income:
    Net income                                                 --            --         1,550            --            --
    Net change in the valuation adjustment on
      marketable equity securities                           (243)           --            --            --            --
    Other comprehensive income                                 --            --            --            --         1,307

Exercise of stock options and warrants                         --            --            --            --         5,947

Purchase of treasury shares                                    --            --            --           (15)          (15)

Issuance of stock options for services                         --          (262)           --            --            20

Amortization of deferred stock compensation                    --           150            --            --           150

Common stock issued for acquired businesses                    --            --            --            --         6,250
                                                       ----------    ----------    ----------    ----------    ----------
BALANCE, AUGUST 31, 1998                                      (27)         (112)        3,642           (71)       26,192

Comprehensive loss:
    Net loss                                                   --            --        (7,610)           --        (7,610)
    Net change in the valuation adjustment on
      marketable equity securities                              7            --            --            --            --
    Other comprehensive loss                                   --            --            --            --        (7,603)

Exercise of stock options and warrants                         --            --            --            --        14,039

Common stock issued for acquired businesses                    --            --            --            --        28,027

Securities issued in private placement                         --            --            --            --        10,000

Issuance of securities for services                            --          (533)           --            --            --

Amortization of deferred stock compensation                    --           420            --            --           420

Tax benefit from exercise of stock options                     --            --            --            --           556
                                                       ----------    ----------    ----------    ----------    ----------
BALANCE, AUGUST 31, 1999                                      (20)         (225)       (3,968)          (71)       71,631

Comprehensive loss:
  Net loss                                                     --            --      (173,754)           --            --
  Net change in the valuation adjustment on
    marketable equity securities                               20            --            --            --            --
   Translation adjustment                                      67            --            --            --            --
  Other comprehensive income                                   --            --            --            --      (173,667)

Exercise of stock options and warrants                         --            --            --            --         7,126

Common stock issued for acquired businesses                    --            --            --            --       114,907

Stock options issued for acquired businesses                   --        (1,773)           --            --        10,110

Securities issued in private placement                         --            --            --            --        24,750

Issuance of securities for services                            --            --            --            --           451

Amortization of deferred stock compensation                    --         1,066            --            --         1,066

Preferred stock dividends, net of offering expenses                          --            --            --         5,467

Issuance of common stock warrants                              --            --            --            --        12,087
                                                       ----------    ----------    ----------    ----------    ----------
BALANCE, AUGUST 31, 2000                               $       67    $     (932)   $ (177,722)   $      (71)   $   73,298
                                                       ==========    ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

WORLDWIDE XCEED GROUP  INC. (formerly Xceed Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
(In Thousands)
--------------------------------------------------------------------------------

                                                                    2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              $(154,450)   $  (7,610)   $   1,550
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Gain (loss) on sale of marketable securities                       409          (24)        (522)
    Gain (loss) on sale of equipment                                    --            6           (9)
    Gain on sale of businesses                                      (3,220)          --           --
    Impairment of leasehold improvements                             5,758           --           --
    Impairment of goodwill                                          87,055           --           --
    Impairment of investment                                         1,000           --           --
    Write-off of deferred offering related costs                     2,894           --           --
    Provision for losses on accounts receivable                      9,267        1,000            4
    Stock-based compensation                                         1,276          420          170
    Depreciation and amortization                                   18,819        5,514          351
    Deferred income taxes                                               --       (1,676)        (135)
  Changes in operating assets and liabilities:
  Decrease (increase) in assets:
    Accounts receivable                                            (15,908)      (4,819)      (2,220)
    Program costs and earnings in excess of billings                 2,180         (448)        (184)
    Prepaid expenses and other current assets                        2,049          321         (185)
    Other assets                                                       747          476         (105)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                            6,845        1,441        1,425
    Income taxes payable                                                --       (2,086)        (358)
    Customer billings in excess of program costs                     2,553        2,205           95
    Accrued lease liability                                            (86)          --           11
    Deferred revenues                                                 (209)        (170)         587
    Other current liabilities                                           --           --           --
                                                                 ---------    ---------    ---------

          Cash (used in) provided by operating activities          (33,021)      (5,450)         475
                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in business                                            (1,000)          --           --
  Investments in marketable securities                              (1,967)        (822)        (741)
  Proceeds from sale of marketable securities                        1,563          588        1,527
  Proceeds from sale of property and equipment                          --           --           10
  Proceeds from sale of business                                     5,461           --           --
  Acquisition of businesses, net of cash acquired                  (16,257)      (5,592)          44
  Acquisition of property and equipment                            (18,286)      (2,335)        (207)
                                                                 ---------    ---------    ---------

           Net cash (used in) provided by investing activities     (30,486)      (8,161)         633
                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt, net                                 (1,563)      (4,538)         (49)
  Payment of notes payable                                            (848)        (787)          --
  Proceeds from notes payable                                           --          862           --
  Proceeds from preferred stock offering                            29,000
  Deferred offering related costs                                   (2,894)
  Restricted cash from leases                                       (1,930)          --           --
  Advances to affiliate                                                 --           --         (432)
  Purchase of treasury stock                                            --           --          (15)
  Proceeds from the exercise of warrants and options                 7,126       14,039        5,947
  Proceeds from private placement offering                          24,750       10,000           --
                                                                 ---------    ---------    ---------

           Net cash provided by financing activities                53,641      19,576        5,451
                                                                 ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 (9,866)       5,965        6,559

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 19,754       13,789        7,230
                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                    $   9,888    $  19,754    $  13,789
                                                                 =========    =========    =========

See notes to consolidated financial statements.

WORLDWIDE XCEED GROUP, INC.
(Formerly Xceed Inc. and Subsidiaries)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000, 1999 and 1998
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

1.    ORGANIZATION, BUSINESS PLAN AND NATURE OF OPERATIONS

      Worldwide Xceed Group, Inc. (formerly Xceed Inc. and Subsidiaries - see
      Note 2v.) (the "Company") provides Internet professional services, such as strategy, consulting, and technology ("Internet Professional Services"), and performance enhancement business services ("Performance Enhancement Business"). These services include strategic consulting, creative design, technology integration, business transformation, research and analysis, and marketing and branding.

      The fiscal year ended August 31, 2000 ("Fiscal 2000") represented the continuation of a transitional period, which started during the year ended August 31, 1999 ("Fiscal 1999"), for the Company. The Company completed several strategic acquisitions to enable it to become a provider of a full range of Internet professional services that allow it to deliver end-to-end solutions enabling companies to capitalize on the reach and efficiency of the Internet. However, due to change in the economic marketplace, which caused a decrease in the number of new start-ups and negatively impacted the dot-com business conditions, these acquisitions have not met the Company's initial expectations. The Company has implemented a plan to enhance its industry position, including an organizational restructuring. Management approved a plan to divest the Company's non-core business units, enabling the Company to focus exclusively on Internet professional services.

      A significant portion of the Company's historic revenues in the accompanying financial statements were generated from its Performance Enhancement Business, including the fulfillment of awards pursuant to incentive performance programs and fees designing and implementing training and communications programs in the health field. In addition, the Company had generated revenues from its Water-Jel division, which sold first aid health products, and from its Journeycorp division, which generated revenues from travel management services rendered to major U.S. corporations. During fiscal 2000, the Company completed the sale of its Water-Jel and Journeycorp divisions (see Note 5). As a result, the Water-Jel and Journeycorp divisions have been reflected as discontinued operations in the accompanying consolidated financial statements.

      Various executive level management changes have occurred during the fourth quarter of fiscal 2000. To address the continuing loss from operations and negative cash flow, the new management team has developed the following plan for the Company for the year ending August 31, 2001 ("Fiscal 2001"):

      o     Completed the sale of the Performance Enhancement Business
            (see Note 17);

      o Workforce reductions announced and completed during the first quarter of Fiscal 2001;

      o Consolidation of its various New York operating units completed during the first quarter of Fiscal 2001;

      o     Attempt to sublease of a portion of its New York corporate office;

      o     Reduction in discretionary advertising expenditures;

      o Leveraging its current strategic alliance with Spherion Corporation ("Spherion")(see Note 17) to provide preferable services to clients of Spherion;

      o     Redirect its target client base to Fortune 1000 companies;

      o Increase productivity level of its professional service staff to dramatically increase utilization rates;

      o     Increase in revenue per hour on prospective projects;

      o Reduce and restructure certain unprofitable locations acquired through past business combinations;

      o Attempt to obtain additional equity investment from third-party sources;

      o     Replace its $5,000 line of credit, due to expire in February
            2001; and

      o     Additional cost cutting measures.

      In addition, on November 15, 2000, the Company entered into an agreement with Spherion Corporation ("Spherion"), an investor in the Company, whereby a $5,000 line of credit would be made available to the Company through May 2002 (see Note 17).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Presentation - The consolidated financial statements are prepared on the accrual basis utilizing accounting principles generally accepted in the United States of America.

      b. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      c. Revenue Recognition - The Company has historically earned revenues from three segments of its business; (1) Health products (Water-Jel division); (2) Travel management (Journeycorp division); and (3) Integrated corporate communications (including its Internet Professional Services and Performance Enhancement Business).

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

            Unbilled services on contracts are comprised of costs plus earnings in excess of contractual billings on such contracts. Billings in excess of cost plus earnings and billings in excess of revenue recognized under the percentage of completion method on fixed price contracts represent deferred revenue and is included in accounts payable and accrued expenses in the balance sheets. Each of the above, as it relates to Performance Enhancement Business, has been reclassified as assets held for sale in the accompanying balance sheets. Performance program costs include the costs of goods and services incurred for award fulfillment.

            Revenues for the Company's Internet Professional Services and Performance Enhancement Business are recognized based on the nature of the contract. Revenues from fixed price contracts are recognized using the percentage of completion method. Revenues from time-and-materials contracts are accounted for as time is incurred, with the exception of certain projects in the Performance Enhancement Business, for which revenue is recognized on a completed contract basis.

      d. Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            In connection with the leases for certain facilities, the Company is required to maintain letters of credit aggregating $1,930. Such letters of credit are collaterized by cash and are considered to be restricted and may not be utilized for any other use.

      e. Investments in Marketable Securities - In Fiscal 2000, debt and equity securities are classified as "trading" and unrealized holding gains and losses are included in the determination of earnings. In Fiscal 1999 and 1998, debt and equity securities were classified as "available-for-sale securities" and reported at market value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

            For the securities transferred into the trading category in Fiscal 2000, the unrealized holding loss at the date of the transfer were recognized in earnings immediately.

            Gains and losses on the sale of securities available-for-sale are computed on the basis of specific identification of the adjusted cost of each security.

      f. Property and Equipment - Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter.

      g. Goodwill and Intangible Assets - Through August 31, 2000 goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is being amortized over a period of seven to twelve years, on a straight-line basis. Other identifiable intangible assets associated with customer base, workforce and industry contacts are being amortized over a seven-year period on a straight-line basis. Amortization of goodwill and intangible assets was $16,600 and $4,308 for the years ended

            August 31, 2000 and 1999, respectively. There was no amortization expense related to goodwill and intangible assets for the year ended August 31, 1998 ("Fiscal 1998"). Subsequent to August 31, 2000, all remaining goodwill will be amortized over a seven year period. The Company reviews goodwill and certain identifiable intangibles for impairment as described in Note 2h (see note 4).

            The remaining value of $75.5 million on the accompanying balance sheet at August 31, 2000 relates entirely to goodwill.

      h. Accounting for Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A similar evaluation is made in relation to goodwill, with any impairment loss measured as the amount by which the carrying value of such goodwill exceeds the expected undiscounted future cash flows.

      i. Concentration of Risk - The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within 90 days and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

            The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue. However, the integrated corporate communications group includes startup companies in its client base. Although the Company generally does not require collateral, reserves for potential credit losses are maintained.

            During fiscal 2000, 1999 and 1998, significant portion of revenues earned by the Company's retail corporate travel business segment is derived from commissions earned on airline bookings with major U.S. and foreign airline carriers.

            One customer accounted for 20%, 26% and 23% of the Company's 2000, 1999 and 1998 revenues, respectively.

      j. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      k. Stock-Based Compensation - The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accounts for stock issued for services provided by others than employees in accordance with and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option.

            In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company has adopted the provisions of FIN 44 in Fiscal 2000.

      l. Basic and Diluted Net Income Per Common Share - Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of potentially issuable common shares arising from the assumed exercise of stock options and warrants and conversion of preferred shares. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options, warrants and conversion of preferred shares because their effect would have been anti-dilutive.

      m. Research and Product Development Costs - Research and product development costs, consisting of salaries and materials related to software development, are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and prior to general release of the software. Based on the Company's development process, technological feasibility is established upon completion of a working model. The period between technological feasibility and general release is relatively short and the costs incurred during this period have been insignificant and do not warrant capitalization.

      n. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to accounts receivable, recoverability and lives of goodwill and revenues and costs on percentage of completion contracts. Actual results could differ from those estimates.

      o. Advertising Costs - Advertising costs are charged to operations when the advertising first takes place. The Company incurred advertising costs of $1,053, $1,223 and $169 for the years ended August 31, 2000, 1999 and 1998, respectively.

      p. Comprehensive Income (Loss) - Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted within the United States of America are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of net unrealized gain (loss) on marketable securities and translation adjustments. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

      q. Segment Information - On September 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This Statement did not impact the Company's consolidated financial position, results of operations, or cash flows. Because the Company currently operates a single line of business and manages its operations under a unified management and reporting structure, no additional segment disclosures are provided.

      r. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the consolidated statement of operations. Exchange rate changes arising from translation are included in the other comprehensive income component of stockholders' equity. The Company does not engage in foreign currency hedging or other derivative financial instruments.

      s. Recently Issued Accounting Pronouncements - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB amendment No. 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. This statement also requires that changes in fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company beginning September 1, 2000. Management does not believe that these pronouncements will have a significant impact on the Company's financial condition or results of operations.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company is required to implement SAB 101 no later than the fourth quarter of fiscal 2001 in accordance with SAB No. 101B "Delaying Implementation of SAB 101," which was issued in June 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

      t. Allowance for uncollectible accounts - The Company evaluates the need for an allowance for uncollectible accounts receivable based on the customer's ability to pay and history of past payments. Recoveries of previously written off accounts are recorded as an increase in the allowance. During the years ended August 31, 2000, 1999 and 1998, the Company recorded a provision for estimated uncollectibles of $9,267, $1,000, and $4, respectively, which was offset by write-offs of uncollectible accounts of $1,098, $0, and $133, respectively. During the year ended August 31, 1999, $165 of recoveries on previously written off accounts were recorded.

      u. Reclassifications - Certain reclassifications have been made to the Company's 1999 financial statements to conform with the current year presentation.

      v. Change in Name - On October 5, 2000, the shareholders approved a change in the name of the Company to Worldwide Xceed Group, Inc.

3.    BUSINESS COMBINATIONS

      2000 Acquisitions - During fiscal 2000, the Company acquired seven companies engaged in operations such as Internet consulting, interactive marketing and e-commerce development strategies, custom software design, systems administration and strategic consulting for mergers and acquisitions, process management and large systems implementation for an aggregate purchase price of $140,555, consisting of $17,650 of cash, 3,207,620 shares of the Company's common stock valued at $111,022 and 299,744.

      options of the Company's stock valued at $11,883. Collectively these companies are herein referred to as the "2000 Acquisitions."

      The Company has accounted for these acquisitions under the purchase method of accounting. These acquisitions are summarized below.

      On February 25, 2000, the Company completed the acquisition of Pulse Interactive, B.V., a privately held company based in Amsterdam. Pulse Interactive engages in interactive development. Consideration consisted of 120,805 shares of the Company's common stock having a market value of $3,965 and cash of $1,500.

      On February 8, 2000, the Company completed the acquisition of methodfive, inc., a New York-based privately held company engaged in interactive development. The consideration consisted of 1,797,094 shares of the Company's common stock equal to $73,501, 299,744 of options of the Company's stock valued at $11,883, and cash of $4,500.

      On February 3, 2000, the Company completed the acquisition of Sterling Carteret, Inc., a Denver and Colorado Springs, Colorado based privately held company which provided back end enterprise solutions.
      The consideration for the acquisition consisted of 187,920 shares of the Company's common stock having a market value of $7,115 and cash of $2,950. Subsequent to year end, the Company sold the operations of the Denver office (see Note 17).

      On January 21, 2000, the Company completed the acquisition, by asset purchase, of Big Theory, LLC. a privately held company that provided interactive development and systems integration services. The consideration for the acquisition consisted of 678,302 shares of the Company's common stock having an approximate market value of $16,385 and three cash installments aggregating $4,000. Total stock consideration includes the issuance of additional shares of the Company's common stock resulting from certain performance criteria being achieved subsequent to the consummation date. The additional consideration consisted of 166,810 shares of common stock issued in April 2000 with a market value of $2,056 and 175,879 shares of common stock issued in July 2000 with a market value of $1,429.

      On November 8, 1999, the Company completed the acquisition of Catalyst Consulting Services, Inc. ("Catalyst") a Phoenix-based privately held company which provided change management and business transformation services. The consideration for the acquisition consisted of 90,360 shares of the Company's common stock having a market value of $2,191. Total stock consideration includes the issuance of additional shares of the Company's common stock resulting from certain performance criteria being achieved subsequent to the consummation date. This additional consideration consisted of 22,040 shares of common stock issued in May 2000 with a market value of $304. The purchase price is subject to additional adjustments, in which, in the opinion of the Company's management, should not have a material impact on the Company's financial statements. Subsequent to year-end, the Company sold the operations acquired in connection with this acquisition (see Note 17).

      On November 2, 1999, the Company completed the acquisition of Distributed Systems Solutions, Inc., a Phoenix-based privately held company that provided systems integration services. The consideration for the acquisition consisted of 248,523 shares of the Company's common stock having a market value of $6,089 and cash of $4,500.

      On October 21, 1999, the Company completed the acquisition of 5th Floor Interactive, LLC, a New York-based privately held company which engaged in interactive development. The consideration for the acquisition consisted of 84,616 shares of the Company's common stock having a market value of $1,776 and cash of $200.

      The acquisition prices of the 2000 Acquisitions were allocated, on an entity-by-entity basis, to the assets acquired, including tangible and intangible assets and liabilities assumed based upon the fair values of such assets and liabilities on the dates of the acquisitions. The historical carrying amounts of the tangible assets and liabilities approximated their fair values on the dates of acquisitions. Approximately $132,631 of the aggregate purchase price was allocated to goodwill with the remaining balance, after consideration of the impairment charge
      (See Note 4), being amortized over its estimated useful life of seven years.

      Certain of these agreements provided for payment of additional consideration in the event certain specific performance criteria are met. Furthermore, in certain of the foregoing transactions, the Company entered into employment agreements with certain key personnel of the acquired companies.

      Xceed Atlanta - In April 1999, the Company acquired the remaining 50% interest in Xceed Atlanta, Inc. ("Xceed Atlanta") that was owned by an individual shareholder. To acquire this interest, the Company issued 210,000 shares of common stock, valued at $3,885. Xceed Atlanta provided marketing services that complemented the Company's Performance Enhancement Business. The transaction has been accounted for under the purchase method of accounting. The shares had not been issued as of August 31, 1999 and accordingly, the consideration due was included in Accounts payable and accrued expenses. During Fiscal 2000, the shares were issued and the consideration was reclassified to common stock and additional paid in capital.

      Acquired Entities - During the period from August 5, 1998 through August 31, 1999, the Company completed the acquisitions of four Internet professional services firms in various transactions accounted for as purchase business combinations. Collectively, the companies are referred to herein as the "Acquired Entities." The aggregate purchase price of the Acquired Entities was approximately $20,265, including 2,640,364 shares of common stock, with a value of $18,472 and $1,793 of cash and related expenses.

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

      Zabit & Associates - In September 1998, the Company acquired Zabit & Associates, Inc. and one of its affiliates ("Zabit"), a company engaged in integrated corporate communications. In exchange for all of the outstanding shares of Zabit, the Company issued 2,258,724 shares of restricted common stock having a market value of $20,442 and notes totaling $6,730, together with cash consideration of $5,200. The Company accounted for this acquisition under the purchase method of accounting.
      At the date of acquisition, approximately $30,372 and $3,000 of the purchase price was allocated to goodwill and trademark (which is included in intangible assets), respectively, and prior to the impairment charge in fiscal 2000 (See Note 4) was being amortized over its estimated useful lives of 12 years.

      The following pro forma summary presents the consolidated results of operations of the Company as if each of the business combinations described above had occurred on September 1, 1998:

                                                      Fiscal Years Ended
                                                           August 31,
                                                      2000           1999

        Revenues                                    $ 117,451     $  81,810
        Loss from continuing operations              (161,927)      (20,967)
        Net loss                                     (159,445)      (18,886)
        Basic and diluted net loss per share            (7.13)        (1.00)

      The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

4.    IMPAIRMENT OF GOODWILL

      As discussed in note 2h, the Company reviews long-lived assets and certain identifiable intangibles to be held and used, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the fourth quarter of fiscal 2000, the Company evaluated the carrying value of the goodwill and other intangibles related to their acquisitions. As a result, unamortized goodwill of $87,055 related to certain of these acquisitions was written off. This write-off was the result of various factors including significant decrease in the number of employees that remained with Xceed following certain acquisitions, a significant decrease in the profit that could be generated from the remaining employees acquired, a loss of recurring projects from the clients assumed through certain acquisitions, and a decrease in fair value of similar type businesses in the current marketplace.

5.    DISCONTINUED OPERATIONS AND SALE OF BUSINESSES

      Discontinued Operations - In January 2000, the Company completed the sale of its Water-Jel division for cash of $4,000 to an unrelated Company. The selling price is subject to certain adjustments, which in the opinion of the Company's management should not have a significant impact on the Company's financial condition or results of operations. As a result, a gain of approximately $1,322 has been recorded by the Company during Fiscal 2000.

      On July 31, 2000, the Company sold all of the assets and liabilities associated with Journeycorp, to Journey Corp.com, a company formed and privately-owned by the Company's former Senior Vice President and Secretary, in an arms-length negotiated transaction in exchange for: (i) a promissory note in the amount of $704 which bears interest at a rate of 6% per annum and is payable to the Company in equal quarterly installments of $59 over three years; and (ii) an exclusivity agreement whereby all of the Company's U.S. offices will use their best efforts to make their corporate travel arrangements through Journey Corp.com until July 31, 2003. As a result, a loss of approximately $102 was recorded by the Company during Fiscal 2000.

      The Company has restated its prior financial statements to present the operating results of its Water-Jel and Journeycorp divisions as discontinued operations. Net assets to be disposed of, at their book values, have been separately classified in the accompanying balance sheet at August 31, 1999. Summarized financial information for Water-Jel and Journeycorp as discontinued operations for fiscal 2000, 1999 and 1998 is as follows:

                                                 Fiscal Year Ended August 31,
                                                 ----------------------------
                                                   2000      1999      1998

        Revenues                                 $12,171   $16,485   $16,932
        Income from discontinued operations,
          before tax provision                     1,262     3,660     3,358
        Income from discontinued operations,
          net of tax provision                     1,262     2,081     1,813

      Net assets relating to these discontinued operations primarily relate to accounts receivable, accounts payable, inventory, and property and equipment.

      Sale of Businesses - In March 2000, the Company recognized a gain of $2,000 on the sale of its Channel Seven Internet Magazine.

      During the first quarter of Fiscal 2001, the Company sold its Performance Enhancement Business, Catalyst, one location of Sterling Carteret, and Enterprise Solutions Group, Inc. (acquired in Fiscal 1998) (see Note 17).

6.    INVESTMENT IN MARKETABLE SECURITIES

      Marketable equity securities, which are classified as trading securities at August 31, 2000, are carried at the fair value of the related securities, with the unrealized loss on such securities reflected in the statement of operations within other income (expense). At August 31, 2000, the cost and fair value of the trading securities were $542 and $382, respectively. Realized gains and losses for Fiscal 2000 were $203 and ($452), respectively. Unrealized gains and losses for Fiscal 2000 were $6 and ($166), respectively.

      Marketable equity securities, which are classified as available for sale securities at August 31, 1999, are carried at the fair value of the securities and the unrealized gain (loss) on the securities, net of income taxes, is reflected in stockholders' equity. At August 31, 1999, the cost and fair value of the available for sale securities were $400 and $367, respectively. Unrealized gains and losses for Fiscal 1999 were $46 and ($39), respectively.

      During fiscal 1999 and 1998, the net change in the valuation adjustment on marketable securities classified as available-for-sale amounted to $7 and $(243), respectively.

7.    RELATED PARTY TRANSACTIONS

      The Company has a note receivable due from the Company's former President, Chief Executive Officer and Co-Chairman ("Former Officer"). At August 31, 2000, the balance due on such note receivable (including accrued interest) was $1,222. The loan bears interest at 7% and is payable in annual installments of $100, which is first applied to accrued interest with the balance, applied to principal. The remaining unpaid principal and any accrued interest is payable in full in December 2016.

      As discussed in Note 17, on November 6, 2000, the Company sold its Performance Enhancement Business to the Former Officer. In connection with this transaction, this note receivable has been sold and converted into a new loan agreement with the Company. As such, the note receivable has been classified in Prepaid expenses and other current assets in the accompanying financial statements. In the 1999 financial statements, such amount was classified as Due from former officer.

      In addition, as discussed in Note 5, on July 31, 2000, the Company sold all of the assets and liabilities of Journeycorp, to a company formed and privately-owned by the Company's former Senior Vice President and Secretary. In connection with that transaction, the Company received a promissory note in the amount of $704. Such amount is classified as Due from former officer in the accompanying financial statements.

      During Fiscal 2000, the Company entered into several time and material contracts in the normal course of business with Spherion, an investee in the Company (see note 12b). Total sales in Fiscal 2000 to Spherion were $270 of which $78 remains unpaid as of August 31, 2000.

8.    PROPERTY AND EQUIPMENT - NET

      Property and equipment, at cost, consists of the following at August 31, 2000 and 1999:

                                                             2000      1999

        Machinery and equipment                            $ 7,795   $ 4,211
        Furniture and fixtures                               1,116       461
        Software                                             1,009       342
        Leasehold improvements                              10,625       563
                                                           -------   -------

                                                            20,545     5,577

        Less accumulated depreciation and amortization       6,260     2,309
                                                           -------   -------

                                                           $14,285   $ 3,268
                                                           =======   =======

      Depreciation and amortization expense related to property and equipment approximated $2,219, $667 and $20, for the years ended August 31, 2000, 1999 and 1998, respectively.

      During Fiscal 2000, the Company incurred an impairment charge relating to leasehold improvements of $5,758 due to underutilized capacity in the New York corporate office, which is included in depreciation and amortization in the accompanying statement of operations. This write-off is the result of the Company's evaluation of its useable space and the determination that 50% of its New York facility will be closed (see
      Note 17). The Company is actively pursuing a sublet tenant for the space. The write-off is based on the difference between carrying value of the leasehold improvements and the estimated net cash inflows that are to be expected over the remaining life of the lease.

9.    NOTES PAYABLE, BANK

      In 1999, the Company entered into a credit agreement with a bank which allowed for borrowings of up to $5,000. As of August 31, 2000, there were no amounts outstanding under this line of credit. The line will expire on February 28, 2001, and any borrowings would be collateralized by corresponding restricted cash balances.

      Zabit is party to a credit agreement which provides for maximum borrowings equal to the lesser of (i) $950 or (ii) 85% of eligible accounts receivable. Borrowings are due on demand and bear interest at 10.5%. As of August 31, 2000 and 1999, $60 and $862, respectively, was outstanding under this agreement.

10.   LONG-TERM DEBT

      Long-term debt consists of the following at August 31, 2000 and 1999:

                                                                               2000     1999
        Notes payable, bearing interest at 7%, payable in September 2002      $   --   $1,930
        Note payable, bearing interest at 10%, payable in monthly
           installments of $13 through October 2002; collateralized
           by equipment                                                          333      486

        Note payable, bearing interest at 9.5% payable in monthly
          installments of $1 through April 2004; collateralized
          by equipment                                                            57       73

        Capital leases, payable in monthly installments of $17, including interest, expiring from April 2001 through January 2002,
          collateralized by equipment                                            236      413

        Capital leases, payable in monthly installments, including interest of $67 through August 2001 and $40 through
          February 2002                                                          753       --

        Other                                                                    103      112
                                                                              ------   ------

                                                                               1,482    3,014
        Less current portion                                                     955      389
                                                                              ------   ------

        Long-term debt, excluding current portion                             $  527   $2,625
                                                                              ======   ======

      Maturities of long-term debt are as follows:

                                              Bank and   Capitalized
        Fiscal Year Ending August 31,        Other Debt     Leases      Total

        2001                                    $  247      $  767      $1,014
        2002                                       183         300         483
        2003                                        43          --          43
        2004                                        10          --          10
                                                ------      ------      ------

        Total minimum payments                     483       1,067       1,550

        Less amounts representing interest          47          21          68
                                                ------      ------      ------

        Present value of minimum payments       $  436      $1,046      $1,482
                                                ======      ======      ======

      Certain notes are guaranteed by corporate officers. Capital lease obligations are collateralized by property and equipment with a net book value of $1,123 at August 31, 2000.

11.   INCOME TAXES

      The Company files a consolidated U.S. federal income tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on applicable laws.

      The provision (benefit) for income taxes from continuing operations is comprised of the following:

                                         Fiscal Years Ended August 31,
                                       2000          1999          1998
        Current:
          Federal                       (263)      $(2,424)      $  (125)
          State                          473           216           (85)
                                     -------       -------       -------
                                         210        (2,208)         (210)
                                     -------       -------       -------

        Deferred:
          Federal                         --          (952)          (18)
          State                           --        (1,169)          (29)
                                     -------       -------       -------

                                          --        (2,121)          (47)
                                     -------       -------       -------

                                     $   210       $(4,329)      $  (257)
                                     =======       =======       =======

      The net deferred tax amounts included in the financial statements as of August 31, 2000 and 1999 consist of the following:

                                                         August 31,
                                                     2000         1999
        Deferred tax assets:
          Property and equipment                   $  2,678     $    109
          Accrued liabilities                           878          725
          Accounts receivable                         4,305          508
          Goodwill and other assets                      71          430
          Stock compensation                            121          162
          Net operating loss carryforwards           19,609          522
          Other                                         126          190
                                                   --------     --------

                                                     27,788        2,646

        Valuation allowance                         (25,844)          --
                                                   --------     --------

        Total deferred tax assets                     1,944        2,646
                                                   --------     --------

        Deferred tax liabilities:
          Cash basis adjustment                         540          739
          Deferred salaries and commissions              --          388
          Other                                          --          115
                                                   --------     --------

        Total deferred tax liabilities                  540        1,242
                                                   --------     --------

        Net deferred income tax assets             $  1,404     $  1,404
                                                   ========     ========

      The Company has federal net operating loss carryforwards amounting to approximately $38,291, which expire in August 2020.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. The valuation allowance increased during the year ended August 31, 2000 since realization of such net deferred tax assets can not be reasonably assured.

      The Company's effective tax rates on loss from continuing operations differs from the Federal statutory rate as follows:

                                                 2000       1999       1998

        Federal statutory rate                  (34.0)%    (34.0)%    (34.0)%
        State taxes, net of federal benefit     (12.0)     (10.0)     (13.5)
        Federal income tax credits                 --         --        5.3
        Permanent differences                    30.8        8.8       (4.5)
        Increase in valuation allowance          15.0         --         --
        Other                                      .3        4.3       (2.7)
                                                -----       ----       ----

                                                   .1%      30.9 %     (49.4)%
                                                 ====       ====       ====

      The tax effect of excess deductions for stock-based awards, whose compensation cost recorded for tax purposes exceeds the compensation cost recorded for financial reporting purposes, is recognized as additional paid-in capital.

12.   STOCKHOLDERS' EQUITY

      a. Capitalization - The Company is authorized to issue 30,000,000 shares of $0.01 par value common stock and 1,000,000 shares of $0.05 par value preferred stock. The Company's Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

      b. Private Placements of Securities - In April 2000, the Company completed the sale of 2,000,000 shares of common stock to Spherion, at a price equal to the closing transaction price as quoted by NASDAQ. The net proceeds to the Company were $24,750.

            In June 1999, the Company completed a private sale of securities to a group of accredited investors. Under the terms of the offering, the Company issued an aggregate of 976,562 shares of common stock and options to acquire an additional 976,562 shares of common stock for proceeds of $10,000. The options have an exercise price of $19.01 and are exercisable for a five-year period beginning in November 1999.

      c. Write-off of Deferred Offering-Related Costs - From January through April 2000, the Company was preparing to file a registration statement with the Securities and Exchange Commission relating to a proposed public offering of common stock. This offering was subsequently cancelled due to adverse market conditions. During the fourth quarter of 2000, $2,894 in offering-related costs were charged to operations and are included in the accompanying consolidated statements of operations.

      d. Cumulative Redeemable Convertible Preferred Stock - In January 2000, the Company sold 30,000 shares of Series A cumulative redeemable convertible preferred stock (the "Series A Preferred Stock") to a group of investors. The net proceeds to the Company were approximately $29,000.

            As described in the Company's Certificate of Designation, Preferences and Rights of Series A Preferred Stock (the "Certificate of Designation"), each share of Series A Preferred Stock is convertible, at the option of the holder at any time, into 28 shares of common stock, subject to certain limitations, at a conversion price per share of not less than $25 or greater than $36. In accordance with Emerging Issues Task Force Consensus No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recorded $6,466 of the net proceeds of its sale of Series A Preferred Stock as a dividend in order to recognize the immediate beneficial conversion feature resulting from the difference between the fair value of its common stock as of the date of agreement and the maximum conversion price of $36. Cost associated with the issuance of the Series A Preferred Stock were approximately $1,000 during Fiscal 2000.

            As a result of certain conditions that occurred during the term of the Certificate of Designation thus far, and based on certain defined provisions within the Certificate of Designation, subsequent to October 13, 2000 the Series A Preferred Stock will be convertible at the option of the holder at any time into an equivalent number of common shares based upon conversion calculated by utilizing the lowest weighted average 10-day trading period of the Company's common stock, as defined in the Certificate of Designation, rather than the $25 per share described above. If the holders of the Series A Preferred Stock had requested conversion at an assumed conversion price of $1.25, approximately 26,277,000 shares of the Company's common stock would have been issued.

            In connection with the issuance, the Company also issued warrants to purchase 183,273 shares of common stock at an exercise price of $50.10 per share. The warrants expire on January 13, 2005. Utilizing the Black-Scholes option pricing model and relative value method, a value of $4,286 of the net proceeds was allocated to common stock warrants and treated as a preferred stock dividend in order to recognize the fair value of the warrants at the time of issuance.

            Since the Series A Preferred Stock is convertible at the option of the holder at any time, the amount that has been ascribed to the warrants has been reflected as a deemed dividend so that the Series A Preferred Stock can be carried at its redemption value of $30,000.

            The Series A Preferred Stock has a cumulative annual dividend of 4.0% per annum and is payable quarterly at the option of the Company in cash or by increasing the aggregate value of the Series A Preferred Stock. The Series A Preferred Stock has senior preference and priority as to the dividend as well as distributions and payments upon the liquidation, dissolution, or winding up of affairs before any payment to other shareholders of the Company. As of May 31, 2000, $450 had been accrued for such dividends. In June 2000, the Company elected to satisfy the dividends due by increasing the aggregate value of the Series A Preferred Stock. Accordingly, the accrued dividends at May 31, 2000 have been included in the Cumulative Redeemable Convertible Preferred Stock balance in the accompanying balance sheet. At August 31, 2000, $302 has been accrued for dividends for the period June 1, 2000 through August 31, 2000.

            A holder may request that the Company redeem such holder's Series A Preferred Stock upon the consummation of certain transactions set forth in the Certificate of Designation. In the event of such a redemption, the Company is to pay 120% of the aggregate value of the Series A Preferred Stock on the date of consummation of the transaction. If certain events in the Certificate of Designation are triggered, the Company is to redeem the Series A Preferred Stock at a price equal to 125% of the aggregate value of the Series A Preferred Stock on the date of the triggering event. In addition, the Company has the option, at any time, to redeem the Series A Preferred Stock at a price equal to 110% of the aggregate value of such stock plus 1% of the aggregate value of the Series A Preferred Stock since the date of the issuance of such stock, up to a maximum of 140% of the aggregate value of the Series A Preferred Stock and any accumulated, but unpaid dividends on the Series A Preferred Stock being redeemed.

            The Series A Preferred Stock matures in January 2005 at which time all shares of Series A Preferred Stock will be automatically converted into the Company's common stock.

            In April 2000, the Company issued warrants to purchase an additional 1,350,000 shares of the Company's common stock to the holders of the Series A Preferred Stock in exchange for a waiver of their rights under certain provisions of the Certificate of Designation. As a result of the issuance of these additional warrants in April 2000, an additional dividend of approximately $7,800, calculated under the Black-Scholes pricing model, was recorded in the third quarter of fiscal 2000.

      e. Stock Options - The Company has adopted six stock option plans which provide for the granting of options to employees, officers, directors, and others who render services to the Company. Under all of these plans in the aggregate, options to purchase not more than 5,875,000 shares of common stock may be granted, at a price which may not be less than the fair market value per share in the case of incentive stock options or 85% of fair market value for non-qualified options.

            The Non-Qualified Stock Option Plan, which expired on April 6, 1994, covered 187,500 shares of Common Stock, pursuant to which officers and employees of the Company were eligible to receive non-qualified stock options. All options granted under the Non-Qualified Stock Option Plan have been at exercise prices equal to at least the fair market value of the Common Stock on the date of grant.

            Under the 1990 Stock Option Plan the Company may grant options to purchase up to 187,500 shares of Common Stock to its officers, key employees and others who render services to the Company. The exercise price of such options may not be less than the fair market value per share in the case of incentive stock options or 85% of the fair market value in the case of non-qualified options. The 1990 Stock Option Plan expired on January 31, 2000.

            The 1995 Stock Option Plan operates on substantially the same terms as the 1990 Stock Option Plan except that it includes options to purchase up to 500,000 shares of Common Stock. Any options granted under the plan expire ten years from the date of the grant. The plan expires March 3, 2005.

            The 1998 Stock Option Plan provides for the issuance of options for the purchase of up to 2,000,000 shares of Common Stock. The 1998 Stock Option Plan authorizes the issuance of incentive stock options, which qualify under Section 422A of the Internal Revenue Code as well as the issuance of non-statutory options. The 1998 Stock Option Plan authorizes the issuance of options to employees, officers and employee-directors. Non-statutory options may also be issued to others who render services to the Company. Any options granted under the 1998 Stock Option Plan, unless specifically designated otherwise, expire on March 3, 2008.

            The 1999 Long-Term Incentive Plan provides for the issuance of options to purchase up to 3,000,000 shares of Common Stock. The 1999 Long-Term Incentive Plan authorizes the issuance of incentive stock, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other awards.

            At the annual meeting of stockholders held on May 4, 2000, stockholders approved the adoption of the Millennium Stock Option Plan, which provides for the issuance of options to purchase up to 3,000,000 shares of Common Stock. The Millennium Stock Option Plan authorizes the issuance of incentive stock options and non-qualified stock options.

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

            A summary of the status of the Company's various fixed stock option plans at August 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                                                   Fiscal Years Ended August 31,
                                                          2000                    1999                   1998
                                                 ----------------------  ----------------------  ----------------------
                                                               Weighted                Weighted                Weighted
                                                               Average                 Average                 Average
                                                               Exercise                Exercise                Exercise
                    Fixed Stock Option              Shares      Price       Shares      Price       Shares       Price
              Outstanding, beginning of year       6,189,170    $11.27     3,076,625    $ 4.03     1,185,125    $ 1.80
              Granted                              8,659,926     15.95     3,901,375     15.37     2,006,000      5.20
              Exercised                             (827,568)     7.52      (765,330)     3.11      (114,500)     1.53
              Canceled                            (1,862,723)    20.78       (23,500)     7.89            --        --
                                                 -----------             -----------             -----------

              Outstanding, end of year            12,158,805    $13.37     6,189,170    $11.27     3,076,625    $ 4.03
                                                 ===========    ======   ===========    ======   ===========    ======

              Options exercisable, end of year     4,951,361    $10.03     2,719,452    $ 5.12     2,036,125    $ 4.63
                                                 ===========    ======   ===========    ======   ===========    ======

            The weighted-average fair value of options granted was $17.49, $5.21 and $2.84 during the years ended August 31, 2000, 1999 and 1998.

            The following table summarizes information regarding the Company's stock options outstanding at August 31, 2000:

                                                  Options Outstanding                 Options Exercisable
                                       -----------------------------------------   -------------------------
                                                           Weighted
                                                            Average     Weighted                    Weighted
                                                           Remaining    Average                     Average
                    Range of             Number           Contractual   Exercise      Number        Exercise
                 Exercise Price        Outstanding            Life       Price     Outstanding       Price
                 $0.31 - $4.40           1,328,500            1.52      $  3.09      1,243,009      $  3.07
                     $6.00               1,000,000            7.88      $  6.00      1,000,000      $  6.00
                 $6.44 - $7.50           2,657,325            3.75      $  7.48        541,009      $  7.45
                 $7.69 - $9.94           1,243,200            9.08      $  8.01          2,000      $  9.03
                $10.19 - $13.63          1,302,384            3.48      $ 12.38        665,804      $ 12.61
                $13.75 - $18.25          2,215,258            6.53      $ 17.35      1,350,989      $ 17.82
                $18.31 - $27.75          1,476,398            4.62      $ 23.11        131,580      $ 21.35
                $28.00 - $43.75            919,240            5.06      $ 36.03         16,970      $ 30.64
                $45.50 - $45.56             16,500            5.16      $ 45.51              0      $  0.00
                                        ----------                                   ---------
                 $0.31 - $45.56         12,158,805            5.06      $ 13.36      4,951,361      $  9.94
                                        ==========                                   =========

            The Company has granted options to acquire shares of common stock under certain of its employment agreements (see Note 14).

            In fiscal 2000, 1999 and 1998, the Company issued 75,000, 100,000 and 200,000 options to consultants which resulted in stock-based compensation expense approximating $210, $287 and $282, respectively.

            The Company has elected the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for its stock options. Accordingly, no compensation expense has been recognized. If the Company had recorded compensation expense for the stock options based on the fair value at the grant date of awards, consistent with the provisions of SFAS No. 123, the Company's net
            (loss) income and net (loss) income per share would have been modified to the following pro forma amounts:

                                            Fiscal Years Ended August 31,
                                            2000         1999        1998
              Net (loss) income:
                Actual                   $(173,754)   $  (7,610)  $   1,550
                Pro forma                 (216,582)     (10,868)      1,188

              (Loss) income per share:
              Basic:
                Actual                   $   (8.30)   $    (.50)  $     .20
                Pro forma                   (10.34)        (.71)        .15

              Diluted:
                Actual                   $   (8.30)   $    (.50)  $     .20
                Pro forma                   (10.34)        (.71)        .14

            For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following range of weighted average assumptions were used for grants during the fiscal years ended August 31, 2000, 1999 and 1998:

                                                  Fiscal Years Ended August 31,
                                           --------------------------------------------
                                                2000              1999            1998
              Dividend yield                    0.00%             0.00%           0.00%
              Volatility                   95.00% - 98.00%   74.00% - 90.00%     78.00%
              Risk-free interest rate           5.58%         4.94% - 5.85%       5.90%
              Expected life                    Various           Various         1 year

      f. Warrants - In connection with a follow-on public offering of its securities in 1988, the Company issued Class A warrants. Each Class A warrant entitled the holder to receive one share of common stock and one Class B warrant at an exercise price of $3.00 per share. Each Class B warrant entitled the holder to purchase one share of common stock for an exercise price of $6.00 per share.

            During fiscal 1998, holders of Class A warrants exercised approximately 1,690,000 warrants prior to the extended expiration date of April 30, 1998. In February 1999, the Company redeemed all outstanding Class B warrants. Holders of Class B warrants exercised approximately 1,893,000 warrants.

      g. Common Stock Reserved - Common stock reserved at August 31, 2000 is as follows:

              Incentive stock option plans                          10,910,680
              Non-qualified stock option plan                           28,125
              Key employees' options                                 1,220,000
                                                                    ----------

                                                                    12,158,805
                                                                    ==========

      h. Net Loss Per Common Share and Per Common Equivalent Share - The reconciliation of loss from continuing operations for the fiscal years ended August 31, 2000, 1999 and 1998 is as follows:

                                                                   Fiscal Year Ended August 31, 2000
                                                                                                  Per
                                                                    Loss           Shares        Share
              Basic loss per share                              $   (173,754)     20,946,729    $ (8.30)
              Effect of diluted securities-common stock
                options and warrants                                      --              --         --
                                                                ------------    ------------    -------

                Diluted loss per share                          $   (173,754)     20,946,729    $ (8.30)
                                                                ============    ============    =======

                                                                   Fiscal Year Ended August 31, 1999
                                                                                                  Per
                                                                    Loss           Shares        Share
              Basic loss per share                              $     (9,691)     15,219,140    $  (.64)
              Effect of diluted securities-common stock
                options and warrants                                      --              --         --
                                                                ------------    ------------    -------

                                Diluted loss per share          $     (9,691)     15,219,140    $  (.64)
                                                                ============    ============    =======

                                                                   Fiscal Year Ended August 31, 1998
                                                                                                  Per
                                                                    Loss           Shares        Share
              Basic earnings per share                          $       (263)      7,755,795    $  (.03)
              Effect of diluted securities-common stock
                options and warrants                                      --              --         --
                                                                ------------    ------------    -------

                Diluted earnings per share                      $       (263)      7,775,795    $  (.03)
                                                                ============    ============    =======

            For the three years ended August 31, 2000, 1999 and 1998, approximately 6.5 million, 7.1 million and 5.4 million shares of stock issuable from the potential exercise of dilutive options and warrants have been excluded from the calculation of diluted loss per share since their impact would be anti-dilutive.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      a. Current Assets and Current Liabilities - The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

      b. Long-Term Debt - The fair value of the Company's long term-debt, including the current portion, was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of variable and fixed rate debt at August 31, 2000 and 1999 approximates fair value.

14.   COMMITMENTS

      a. Lease Commitment - The Company conducts its operations from leased space in various locations throughout the United States. These leases (classified as operating leases) expire at various dates through 2014. The Company's management expects these leases will be renewed or replaced by other leases in the normal course of business.

            At August 31, 2000, future net minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

              Fiscal Year Ending August 31,
              2001                                                     7,580
              2002                                                     7,408
              2003                                                     7,048
              2004                                                     6,989
              2005                                                     7,004
           thereafter                                                 27,011
                                                                      --------

                                                                    $ 63,040
                                                                      ========

            Rental expenses approximated $5,080, $1,900 and $860 for the fiscal years ended August 31, 2000, 1999 and 1998, respectively.

            The Company recognizes rent expenses on its leases on a straight-line basis. The excess of rent expenses on a straight-line basis over the rental payments made is recorded as an accrued liability.

            In October 1999, the Company entered into a 15-year lease agreement for an operating facility in New York. The agreement provides for monthly rental payments ranging from $111 to $135. The Company was required to provide a security deposit of a $1,300 in the form of a letter of credit, collateralized by cash.

      b. Employment Agreements - The Company has entered into employment and consulting agreements with officers/consultants which provide for minimum annual salaries. Certain agreements provide for incentive bonuses based upon divisional profitability and also include a one-time compensation payment of three times the current annual compensation in the event of a change in corporate control, as defined. Certain agreements include non-compete agreements.

            As part of a March 2000 amendment to one of the employment agreements, in exchange for an agreement to extend the initial term of his employment from two to three years, the Company granted the officer options to acquire 250,000 shares of common stock at an exercise price of $13.63 per share. As part of a 1999 amendment to this employment agreement, the officer was granted options, all of which were currently exercisable, to acquire an additional 300,000 shares of common stock at an exercise price of $17.38 per share. The original employment agreement gave the officer options to acquire 1,000,000 shares of common stock at $6.00 per share.

            One of the employment agreements provides for options to purchase 1,000,000 shares of common stock at an exercise price of $7.75 per share. These options vest and become exercisable at the end of each year of service in increments of 216,666 shares over the next three years, provided that the officer is employed with the Company on the vesting date; the remaining options to purchase 350,000 shares will vest in August 2004, provided the Company and the officer agree to extend his employment agreement for a fourth year.

            On August 30, 1999, options to acquire approximately 2,034,000 shares of common stock at an exercise price of $18.25 were granted under 10 of the agreements. Certain of the options become exercisable only if specified financial goals are attained.

            The aggregate minimum commitment under employment agreements are as follows:

              Fiscal Year Ending August 31,
              2001                                   3,286
              2002                                     999
              2003                                     387

      c. Retirement Plans - The Company maintains retirement plans which are salary deferral plans under Section 401(k) of the Internal Revenue Code. Participation in the plans is voluntary, and any participant may elect to contribute up to 15% of his or her earnings. The Company generally matches 10% of the first 6% of the employee's contribution. The Company's contribution approximated $78, $25 and $17 for the fiscal years ended August 31, 2000, 1999 and 1998, respectively.

      d. Litigation - The Company sued Drinks.com, Inc. on May 26, 2000 in the supreme court of the state of New York. The complaint alleged breach of contract arising from the failure of Drinks to pay approximately $1.5 million for services performed by the Company. Drinks counterclaimed on July 21, 2000 for $14 million, alleging that our poor performance caused Drinks to lose projected revenue (not profits). The Company has moved to dismiss the counterclaim and intends to vigorously pursue its claim and defend against the counterclaim. If this lawsuit is adversely determined, it could materially affect the Company's financial position and results of operations.

            Brenda Isaac sued the Company, McLaughlin & Stern, L.L.P., Werner
            G. Haase, and Richard J. Blumberg on October 3, 2000 in the United States District Court for the Southern District of New York. Her complaint alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud arising from the 1999 merger of Xceed Motivation Atlanta, Inc. and Xceed, as well as breach of contract arising from certain provisions of the merger agreement. Ms. Isaac demands $2,218 in compensatory damages and $100 million in punitive damages. Ms. Isaac is a former employee of Xceed and is now an employee of the Performance Enhancement Business. In addition, she is the owner of the property lease we assigned to the Performance Enhancement Business in Atlanta. A response to this complaint is not yet due. In the event that the litigation proceeds, the Company intends to vigorously contest and defend against the allegations. If this lawsuit is adversely determined, it could materially affect the Company's financial position and results of operations.

            The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, any liabilities resulting from these other lawsuits and claims will not materially affect the Company's financial position or results of operations.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      Fiscal Years Ended August 31,
                                                                         2000      1999      1998
        Supplemental disclosures:
          Cash paid for interest                                       $    257   $   483   $   13
                                                                       ========   =======   ======

          Cash paid for income taxes                                   $     --   $   207   $1,719
                                                                       ========   =======   ======
        Non-cash financing and investing activities:
          Common stock issued in connection with acquisitions          $111,022   $27,707   $6,250
                                                                       ========   =======   ======

           Common stock option issued in connection with acquistions   $ 11,883   $    --   $   --
                                                                       ========   =======   ======

          Stock-based compensation                                     $  1,066   $   420   $  150
                                                                       ========   =======   ======

          Capital leases                                               $    879   $    --   $  547
                                                                       ========   =======   ======

16.   FOURTH QUARTER ADJUSTMENTS

      Certain fourth quarter adjustments were made in Fiscal 2000 that are significant to the quarter and to comparisons between quarters. During the fourth quarter of Fiscal 2000, the Company: i) recorded an impairment charge relating to goodwill of $87,055 (see Note 4); ii) increased the provision for the allowance of uncollectible accounts receivable in the amount of $9,267 as a result of certain customers experiencing cash flow difficulties as a result of a decline in the economic marketplace for start up and dot-com companies that began to occur during the fourth quarter; iii) recorded a charge to eliminate the equity interest in a dot-com company, for which the Company believes that a permanent diminution exists as a result of the investee's recurring losses from operations, negative working capital, reduced cash levels, and the inability to obtain additional financing; iv) incurred a leasehold improvement impairment charge of $5,758 due to underutilized capacity in the New York corporate office; and v) write-off of offering related costs of $2,894 (see Note 12c).

17.   SUBSEQUENT EVENTS

      a. Sale of Businesses - On November 6, 2000, the Board of Directors approved the sale of the Performance Enhancement Business to the former CEO, co-chairman and President (the "Former Officer") of the Company for $5.7 million. In connection with the sale, the Former Officer forfeited most of his stock options in the Company, his employment contract including severance agreements was terminated and his outstanding loan to the Company has been sold and converted into a new loan agreement. Net assets to be sold, at their book values, have been separately classified as Net Assets Held for Sale in the accompanying balance sheet at August 31, 2000.

            In October 2000, the Company sold all the operations previously acquired in the Enterprise Solutions Group and Catalyst acquisitions and the Denver location of the Sterling Cateret acquisition (see Note 3) to a group of former Xceed employees, for the assumption of all related liabilities and obligations relating to ongoing projects. The former employees also relinquished their Xceed stock options and all claims for severance.

      b. Restructuring and integration charges- In the fourth quarter of Fiscal 2000, the Company announced their intention to restructure their operations, consolidate or sell various operating units and eliminate 75 full-time employees. However, as the Company did not have a plan approved by the Board of Directors for this restructuring as required by EITF 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SEC Staff Accounting Bulletin No. 100 until the first quarter of 2001, the costs associated with this restructuring were not recorded in Fiscal 2000 and will be recorded in the first quarter of Fiscal 2001. The restructuring includes the sale of the businesses described above, the identification of a sublet tenant for the portion of unused office space currently leased in New York, severance and related employee costs, lease terminations and office closures, which is expected to be completed during fiscal 2001.

      c. Line of Credit Agreement - On November 15, 2000, the Company entered into a $5,000 revolving credit facility (the "Facility") with Spherion to fund operations. The Facility expires in May 2002 and is secured by a security interest in the Company's accounts receivable. Interest is payable at the prime rate plus 2% per annum. In connection with the Facility, Spherion received a warrant to purchase up to 3.5 million shares of the Company's common stock at a price of $1.6875 per share, which represented the closing price of the Company's common stock on the date immediately preceding the date of grant.


                                   * * * * * *