Form 10-Q
period 2000-11-30
WORLDWIDE XCEED GROUP INC
filed 2001-01-16
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER:   0-13049

                           WORLDWIDE XCEED GROUP, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


    DELAWARE                                       13-3006788
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


  233 BROADWAY, NEW YORK, NEW YORK                    10279
------------------------------------             ----------------
      (Address of Principal                         (Zip Code)
        Executive Offices)



                                 (212) 553-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X ___ No ______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No ______

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of January 12, 2001 was 48,217,112.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I


   ITEM 1.      Financial Information                            Page No.

     Consolidated Balance Sheets
     November 30, 2000 and August 31, 2000.....................      3

     Consolidated Statements of Operations
     Three Months Ended November 30, 2000 and 1999.............      4

     Consolidated Statements of Cash Flows
     Three Months Ended November 30, 2000 and 1999.............      5

     Notes to Consolidated Financial Statements................    6-7

    ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.   8-12

PART II

    Other Information..........................................     13

    Signatures.................................................     14

                                     PART I

ITEM 1          FINANCIAL INFORMATION

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                            November 30,            August 31,
                                                               2000                     2000
                                                            ------------            ----------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                 $  2,074                 $  9,888
   Restricted cash                                              1,930                    1,930
   Investment in marketable securities                            382                      382
   Accounts receivable, net of allowance for
    doubtful accounts of $6,751 and $9,359, respectively       10,602                   11,607
   Income tax refund receivable                                   270                      270
   Prepaid expenses and other current assets                      573                      799
   Deferred income taxes                                          358                      358
   Net assets related to discontinued operations                    -                    2,936
                                                             --------                 --------
        Total current assets                                   16,189                   28,170

  PROPERTY AND EQUIPMENT, net                                  12,630                   14,285
  NOTE RECEIVABLE                                                 570                      615
INTANGIBLE ASSETS, net                                         51,175                   75,473
  DEFERRED INCOME TAXES                                         1,046                    1,046
  OTHER ASSETS                                                    170                      401
                                                             --------                 --------
                                                             $ 81,780                 $119,990
                                                             ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                      $12,179                  $13,003
   Accrued restructuring costs                                  2,559                        -
   Accrued compensation                                           543                      278
   Notes payable, banks                                             -                       60
   Current portion of long-term debt                              466                      955
   Other current liabilities                                      442                        -
                                                             --------                 --------

       Total current liabilities                               16,189                   14,296
                                                             --------                 --------

LONG-TERM DEBT                                                    175                      527
ACCRUED LEASE OBLIGATION                                            -                      789
                                                             --------                 --------
       Total liabilities                                       16,364                   15,612
                                                             --------                 --------

CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK
    Series A 4%, $0.05 par value; authorized
    30,000 shares; 0 and 30,000 issued and outstanding
    at November 30, 2000 and August 31, 2000,
    respectively                                                    -                   30,450
                                                             --------                 --------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, authorized
      100,000,000 shares; 28,790,241 and
      24,127,241 issued and outstanding,
      respectively                                                288                      241

    Preferred Stock, $0.05 par value;
    authorized 1,000,000 shares; 26,653 and 0
    issued and outstanding at November 30, 2000
    and August 31, 2000, respectively                               1                        -
    Common stock warrants                                      16,819                   12,087
    Accumulated other comprehensive income                          4                       67
    Additional paid-in capital                                271,080                  240,258
    Deferred stock compensation                                  (654)                    (932)
    Deferred stock warrant costs                                 (229)                       -
    Treasury stock, at cost; 15,000 shares                        (71)                     (71)
    Accumulated deficit                                      (221,822)                (177,722)
                                                             --------                 --------
                                                               65,416                   73,928
                                                             --------                 --------
                                                            $  81,780                $ 119,990
                                                            =========                =========

                   See notes to consolidated financial statements.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Three Months Ended
                                                                      November 30,
                                                          --------------------------------
                                                                2000                 1999
                                                          -----------         ------------
REVENUES, net                                             $    13,038          $    15,495
                                                             --------             --------
OPERATING EXPENSES:
  Cost of revenues                                             10,577               11,913
  Selling, general and administrative                          12,270                8,040
  Provision for doubtful accounts                                 673                  600
  Write off of leasehold improvements                           1,997                    -
  Stock Compensation                                              278                    -
  Impairment of Goodwill                                       25,977                    -
  Gain on sale of business                                     (3,016)                   -
  Research and development                                          -                   18
  Restructuring charges                                         3,704                    -
  Depreciation and amortization                                 4,454                1,797
                                                          -----------             --------
                                                               56,914               22,368
                                                          -----------             --------

OPERATING LOSS                                                (43,876)              (6,873)
                                                          -----------             --------
OTHER INCOME (EXPENSE):
   Interest and dividend income                                    53                  158
   Interest expense                                               (23)                 (72)
   Other, net                                                      55                    1
                                                          -----------             --------
                                                                   85                   87
                                                          -----------             --------

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX BENEFIT                                            (43,791)              (6,786)

INCOME TAX BENEFIT                                                  -               (2,027)
                                                          -----------             --------

LOSS FROM CONTINUING OPERATIONS                               (43,791)              (4,759)

INCOME FROM DISCONTINUED OPERATIONS,
  net of tax provision of $0 and $504, respectively                 -                  678
                                                          -----------             --------
NET LOSS                                                  $   (43,791)         $    (4,081)
Preferred Stock dividends                                         310                    -
                                                          -----------             --------
Net loss applicable to common shareholders                   $(44,101)         $    (4,081)
                                                          ===========             ========

NET LOSS PER COMMON SHARE
   Loss from continuing operations                             ($1.73)              ($0.26)
   Income from discontinued operations                              -                $0.04
                                                          -----------             --------
   Net loss                                                    ($1.73)              ($0.22)
                                                          ===========             ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:                                     25,515,966           18,240,791
                                                          ===========          ===========

                 See notes to consolidated financial statements.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Three Months Ended
                                                                      November 30,
                                                             -----------------------------
                                                                2000                 1999
                                                             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(43,791)            $(4,081)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Gain on sale of businesses                                 (3,016)                  -
    Impairment of leasehold improvements                        1,997                   -
    Impairment of goodwill                                     25,977                   -
    Depreciation and amortization                               4,454               1,840
    Non-cash compensation                                         278                   -
    Deferred income taxes                                           -              (1,591)
    Provision for doubtful accounts                               673                 600
Changes in operating assets and liabilities:
      Accounts receivable                                        (743)             (4,272)
      Inventories                                                   -                  54
      Program costs and earnings in excess of
         customer billings                                        543              (2,360)
      Prepaid expenses and other current assets                   226                 208
      Other assets                                                179                  73
         Accounts payable and accrued expenses                  1,537                 764
         Accrued restructuring costs                            2,559                   -
         Income taxes payable                                       -                  (5)
         Customer billings in excess of program costs
            and earnings                                        4,192               3,735
         Other liabilities                                          -                (159)
                                                             --------             --------
     Net cash (used in) operating activities                   (4,935)             (5,194)
                                                             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired                      -              (4,500)
   Acquisition of property and equipment                       (2,026)               (933)
                                                             --------             --------

     Net cash (used in) investing activities                   (2,026)             (5,433)
                                                             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt, net                     (842)               (107)
   Payment of notes payable                                       (60)                  -
   Proceeds from note receivable                                   45                   -
   Proceeds from exercise of warrants and options                   4               1,169
                                                             --------             --------

     Net cash (used in) provided by financing activities         (853)              1,062
                                                             --------             --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (7,814)             (9,565)
CASH AND CASH EQUIVALENTS - beginning of period                 9,888              19,754
                                                             --------             --------
CASH AND CASH EQUIVALENTS - end of period                    $  2,074             $10,189
                                                             ========             ========

                 See notes to consolidated financial statements.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000
                 (in thousands, except share and per share data)

1.   BASIS OF QUARTERLY PRESENTATION:

     The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

     The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the results for the period ended November 30, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-K for the fiscal year ended August 31, 2000.

2.   PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.

3.   SUPPLEMENTAL INFORMATION - STATEMENTS OF CASH FLOW:


                                                           Three Months Ended
                                                               November 30,
                                                           -------------------
                                                       2000                 1999
       Interest paid..............................    $  23                 $ 72
                                                      =====                 ====


NON-CASH FINANCING AND INVESTING ACTIVITIES:


                                                           Three Months Ended
                                                               November 30,
                                                           -------------------
                                                       2000                 1999
     Common stock issued in
     connection with acquisitions...................  $  --                 $8,200
                                                      =====                 ======

4.   DISCONTINUED OPERATIONS AND SALE OF NON STRATEGIC ASSETS

     In January 2000, the Company completed the sale of its Water-Jel division to an unrelated company for $4 million in cash. Also, in January 2000, the Board of Directors approved a plan to sell the Company's Journeycorp division. Accordingly, the Company segregated the operating results from continuing operations of Water-Jel and Journeycorp for the three months ended November 30, 1999. Revenues, income from discontinued operations before tax provisions and income from discontinued operations net of tax provisions were $4,433, $1,182 and $678, respectively, for the three months ended November 30, 1999.

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

6.   INCOME TAXES:

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. No tax benefit has been recognized during the three month period ended November 30, 2000 since realization of net deferred tax assets cannot be reasonably assured.

7.   RESTRUCTURING CHARGES:

     In the first quarter of fiscal 2001, the Board of Directors approved and management initiated a restructuring plan in connection with certain of its operations. The plan was designed to implement a profitable business model and the divestiture of non-strategic assets. The restructuring included the completed sale of the Performance Enhancement Business and a workforce reduction. Restructuring costs of $3.7 million primarily relate to severance and related benefits of $1.6 million and lease termination costs of $2.1 million due to the anticipated relocation, down-sizing and closing of various offices.

8.   IMPAIRMENT OF GOODWILL:

     The Company reviews long-lived assets and certain identifiable intangibles to be held and used, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the first quarter of fiscal 2001, the Company evaluated the carrying value of the goodwill and other intangibles related to their acquisitions. As a result, unamortized goodwill of $25,977 related to certain of these acquisitions was written off. This write-off was the result of the significant decrease in the number of employees that remained with Xceed following certain acquisitions, a significant decrease in the profit that could be generated from the remaining employees acquired, a loss of recurring projects from the clients obtained through certain acquisitions and a decrease in the market values of similar types of businesses in the current marketplace.

9.   CONVERSION OF SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Beginning on October 13, 2000, the conversion price applicable to outstanding Series A Cumulative Redeemable Convertible Preferred Stock adjusted (pursuant to the terms of the offering documents) to the lowest of the daily weighted average trading prices of our outstanding common stock on the Nasdaq National Market for the ten trading days preceeding and including the conversion date. In addition, as of November 30, 2000, no conditions existed which gave the holders of the Series A Cumulative Redeemable Convertible Preferred Stock the right to redeem such shares. As a result, such shares have been reflected as a component of stockholders equity as of November 30, 2000.

10.  RECLASSIFICATIONS:

     Certain reclassifications have been made to the financial statements as of and for the three months ended November 30, 1999 to conform with the classifications used in 2000.

ITEM 2 --  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Worldwide Xceed Group, Inc. (referred to below as the Company or Xceed) should be read in conjunction with our consolidated financial statements that appear in this document.

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

RESTRUCTURING PLANS

In direct response to fiscal 2000 performance, there have been various executive level management changes during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. Our new management team has developed and commenced implementation of a restructuring plan which management believes will enable us to focus on our position as an Interactive Architect. The restructuring plan seeks to implement a profitable business model and contemplates the divestiture of non-strategic assets. Pursuant to the plan, during the first quarter of fiscal year 2001, we sold our Performance Enhancement Business and our Retail Solutions Group, Inc. and completed a reduction in force. During the remainder of fiscal year 2001, management expects to continue to implement the plan, leverage our current strategic alliance with Spherion Corporation and continue the redirection of our target client base to Fortune 1000 companies. In addition, management hopes to sublease a portion of our New York corporate office, further integrate the previous year's acquisitions and maximize resulting efficiencies, reduce our discretionary advertising expenditures, increase the productivity of our employees, increase revenue per hour on prospective projects, reduce and restructure certain unprofitable locations acquired through past business combinations, obtain additional equity from third-party sources and implement additional cost cutting measures.

SALE OF NON-STRATEGIC ASSETS

In October 2000, the Company sold the operations previously acquired by our acquisition of Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc. and a portion of the operations of Sterling Carteret, Inc. to Xceed Retail Solutions Group, Inc. a company formed and privately-owned by Gary S. Kahl, our former Executive Vice President of National Practices, and other former employees of Xceed in a negotiated transaction in exchange for the assumption by Xceed Retail Solutions Group of the liabilities related to these operations. In connection with that sale, we granted a temporary nonexclusive license to Xceed Retail Solutions Group to use the XCEED service mark. The license expires on January 26, 2001. Upon consummation of the sale of these operations to Xceed Retail Solutions Group, Mr. Kahl, and the other former employees joining Xceed Retail Solutions Group resigned from their positions with Xceed and agreed to relinquish their Xceed stock options and all claims for severance compensation.

In November 2000, the Company sold our Performance Enhancement Business to 488 Performance Group, Inc., a company formed and privately-owned by Werner G. Haase, our former President, Chief Executive Officer, Co-Chairman and director, in a negotiated transaction in exchange for a purchase price comprised of a promissory note from 488 Performance Group in the principal amount of $3,600,000, the assumption by 488 Performance Group of all liabilities related to the Performance Enhancement Business and the retention by the Company of $2,000,000 in cash collected from receivables associated with the Performance Enhancement Business. The purchase price is subject to subsequent adjustment based upon the net worth of the Performance Enhancement Business as of the closing date of the sale. Upward adjustments of the purchase price were to be added to the principal amount of the purchase note and were unlimited. Downward adjustments of the purchase price were to be deducted from the principal amount of the purchase note, subject to a maximum downward adjustment of $3,600,000. Due to the uncertain nature of the final accounting, the note was not recorded in determining the gain or loss from the sale of the Performance Enhancement Business. The sale included the sale of the assets of our Performance Enhancement Business in Atlanta, Georgia and the sale of one hundred percent of the capital stock of Journeycraft, Inc., which was a wholly-owned subsidiary of Xceed immediately prior to the closing of the sale and the owner of the Performance Enhancement Business based in New York, to 488 Performance Group. Upon consummation of the sale of the Performance Enhancement Business to 488 Performance Group, Mr. Haase resigned from all of his positions with Xceed, but his resignation as President was not effective until November 16, 2000. In addition, upon closing of the sale, Mr. Haase relinquished all future compensation and stock options from Xceed, other than options to purchase an aggregate of 43,750 shares of Common Stock, and a third party purchased from Xceed for $100,000 cash a promissory note to Journeycraft, payable by Mr. Haase, maturing in 2016 and having a balance of $1,247,483 as of the date of sale.

Results of Operations

The following table sets forth the percentage of revenues to certain items included in our consolidated statements of operations.


                                                           Three Months Ended
                                                               November 30,
                                                           -------------------
                                                       2000                 1999
                                                      -----                 ------
Revenues............................................  100.0%                100.0%
                                                     ------                 -----
Operating expenses:
    Cost of revenues................................   81.1                  76.9
    Selling, general and administrative.............   94.1                  51.9
Provision for doubtful accounts.....................    5.2                   3.9
    Depreciation and amortization...................   34.2                  11.6
    Research and development........................    0.0                   0.1
Gain on sale of
     Non-strategic assets...........................  (23.1)                  0.0
     Stock Compensation.............................    2.1                   0.0
     Restructuring Charges..........................   28.4                   0.0
     Impairment of Goodwill.........................  199.2                   0.0
Write-off of Leasehold..............................   15.3                   0.0
                                                     ------                 -----
Total operating expenses...........................   436.5%                144.4%
Operating loss.....................................  (336.5%)               (44.4)%
Loss from continuing operations....................  (335.9%)               (30.7)%

Three Months Ended November 30, 2000 to Three Months Ended November 30, 1999


Revenues for the three months ended November 30, 2000 decreased 15.9% to $13.0 million from $15.5 million for the three months ended November 30, 1999. Internet professional services revenues increased 52.9% to $13.0 million from $8.5 and revenues from our Performance Enhancement Business decreased 100% to zero from $7.0 million. The increase in Internet professional services revenues reflects the continued internal growth of our Internet professional services, which increased in both size and scope relating to client projects. This increase was also attributable to a series of acquisitions completed during the prior fiscal year. The decrease in revenues from our recently sold Performance Enhancement Business was attributable to no closed programs during the period prior to the sale.

Cost of revenues includes salaries, benefits and incentive compensation of billable employees. Billable employees are full-time employees whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of Internet professional services revenue. Cost of revenues for the three months ended November 30, 2000 decreased to $10.6 million from $11.9 million for the three months ended November 30, 1999. As a percentage of revenues, cost of revenues increased to 81.1% for the three months ended November 30, 2000 from 77% for the three months ended November 30, 1999. The decrease in cost of revenues was primarily attributable to the restructuring that the Company has implemented throughout the quarter.

Selling, general and administrative expense includes promotion and new business development expenses, salary and benefit costs of non-billable employees, rent, accounting, legal and human resources costs and costs not allocated to research and development. Selling, general and administrative expense for the three months ended November 30, 2000 increased 52.6% to $12.2 million from $8.0 million for the three months ended November 30, 1999. As a percentage of revenues, selling, general and administrative expense increased to 94.1% for the three months ended November 30, 2000 from 51.9% for the three months ended November 30, 1999. The increase in selling, general and administrative expense was a direct result of increased selling, marketing and corporate expenses, including administrative personnel and increased infrastructure-related costs associated with our provision of Internet professional services and the expansion of our locations. In addition, we incurred additional selling, general and administrative expense in connection with acquisitions. Selling, general and administrative expense also includes all terminated non-billable employees' salaries incurred during the quarter prior to their actual severance from the Company, and the selling, general and administrative expenses of $0.9 million incurred by the businesses sold during the quarter.

Provision for doubtful accounts includes estimates of losses on all contracts made during the period in which such losses become probable and can be reasonably estimated. Provision for doubtful accounts for the three months ended November 30, 2000 was $0.7 million. As a percentage of revenues, provision for doubtful accounts was 5.2% for the three months ended November 30, 2000.

Depreciation and amortization expense primarily includes depreciation of technology equipment, furniture and fixtures and leasehold improvements. Amortization of goodwill expense includes charges for the excess of purchase price over net tangible book value of acquired companies, and goodwill is typically amortized over a period of seven to twelve years. Depreciation and amortization expense for the three months ended November 30, 2000 increased 147.9% to $4.5 million from $1.8 million for the three months ended November 30, 1999. As a percentage of revenues, depreciation and amortization expense for the three months ended November 30, 2000 increased to 34.2% from 11.6% for the three months ended November 30, 1999. The increase in depreciation and amortization expense was primarily the result of increased amortization expenses associated with the fiscal year 2000 amortization of intangible assets from acquisitions made by us. In addition, we incurred increased depreciation and amortization expense as a result of increased fixed assets purchases of computer and other related equipment as well as amortization of leasehold improvements associated with the increased number of our locations. Depreciation and amortization expense recognized during the quarter were unaffected by impairment of goodwill recognized at the end of the quarter. We accelerated the depreciation of certain leasehold improvements in anticipation of early lease termination of the current New York office. The Company also reduced the straight-line depreciation on computer hardware from seven to three years.

As a result of recent downsizing in anticipation of the Company's expected early termination of its New York office lease obligation, the Company expensed leasehold obligations of $2.0 million related to space vacated during the quarter. In addition, the Company accelerated the depreciation on the remaining leasehold obligations to reflect the shorter expected lease term.

Research and development expense includes costs associated with the design, development, testing, deployment and enhancement of our services. Research and development expense for the three months ended November 30, 2000 decreased 100% from $18 thousand for the three months ended November 30, 1999. Research and development expense for the three months ended November 30, 1999 was primarily incurred in connection with the development of an e-commerce product. The expenses were incurred in connection with the Performance Enhancement Business software, with development ending during fiscal 1999.

In the first quarter of fiscal 2001, the Board of Directors approved and management initiated a restructuring plan in connection with certain of our operations. The plan was designed to implement a profitable business model and the divestiture of non-strategic assets. The restructuring included the completed sale of the Performance Enhancement Business and a workforce reduction. Restructuring costs of $3.7 million primarily relate to severance and related benefits of $1.6 million and lease termination costs of $2.1 million due to the anticipated relocation, down-sizing and closing of various offices. As of November 30, 2000, payments of $1.1 million have been made for these costs.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the first quarter of fiscal 2001, the Company evaluated the carrying value of the goodwill and other intangibles related to their acquisitions. As a result, unamortized goodwill of $25,977 related to certain of these acquisitions was written off. This write-off was the result of the significant decrease in the number of employees that remained with Xceed following certain acquisitions, a significant decrease in the profit that could be generated from the remaining employees acquired, a loss of recurring projects from the clients obtained through certain acquisitions and a decrease in the market values of similar types of businesses in the current marketplace.

Other income, net for the three months ended November 30, 2000 decreased 2.3% to $85 thousand from $87 thousand reported for the three months ended November 30, 1999.

No income tax benefit was recorded for the three months ended November 30, 2000 due to the Company's recurring losses. An income tax benefit of $2.0 million was recorded for the three months ended November 30, 1999. Our effective tax rate for the three months ended November 30, 1999 was 29.9%.

Stock based compensation of $0.3 million was recorded for the three months ended November 30, 2000 due to the amortization of unearned compensation associated with the method five, inc. acquisition completed during the prior fiscal year.

For the three months ended November 30, 2000, we incurred a loss from continuing operations of $43.8 million, as compared to a loss from continuing operations of $4.8 million for three months ended November 30, 1999. Our loss for the three months ended November 30, 2000 is primarily due to goodwill impairment of $26.0 million , depreciation and amortization of $4.5 million, restructuring costs of $3.7 million and write-off of leasehold improvements of $2.0 million.

Income, net of related taxes, from discontinued operations decreased 100% for the three months ended November 30, 2000 from $0.7 million for the three months ended November 30, 1999. Discontinued operations includes results from our Water-Jel division, which was sold in January 2000, and our Journeycorp division which was sold in July 2000.

We reported a net loss of $43.8 million for the three months ended November 30, 2000, compared to a net loss of $4.1 million for the three months ended November 30, 1999. The net loss was due to the factors described above.

Recently Issued Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. This statement also requires that changes in fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted by the Company on applies to us beginning September 1, 2000 and did not have a material impact on our financial condition or results of operations.

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

Liquidity and Capital Resources

As of November 30, 2000, we had a working capital shortfall of $0.1 million, a decrease of $14.0 million from working capital of $13.9 million as of August 31, 2000.

For the quarter ended November 30, 2000 the Company used $4.9 million in operating activities. This was a result of a net loss of $43.8 million offset by impairment of goodwill of $26.0 million, depreciation and amortization of $4.5 million, an increase in accrued restructuring costs of $2.6 million, impairment of leasehold improvements of $2.0 million, accounts payable and other accrued expenses of $1.5 million, provision for doubtful accounts of $0.7 million and non-cash compensation of $0.3 million.

For the quarter ended November 30, 2000 the Company used $2.0 million in investing activities. This was a result of the Company's investment in systems, software and facilities during the period.

For the quarter ended November 30, 2000 the Company used $0.9 million in financing activities. This was primarily the result of repayment of long-term debt of $842 thousand.

We expect our working capital needs to be funded through our current cash resources, cash flow from operations, and third party credit facilities. In this regard, in November 2000 we entered into a $5,000,000 revolving credit facility with Spherion Corporation secured by a security interest in our accounts receivable. The proceeds of advances under the facility may be used to fund operating expenses. Interest accrues on the revolving loans at the prime rate plus 2% per annum. The facility expires in May 2002. Upon the occurrence of customary defaults, Spherion has the right to exercise the rights and remedies of a secured creditor and, in addition, upon the occurrence of certain extraordinary company transactions, Spherion has the right to terminate its nonsolicitation obligations under its Joint Marketing Agreement with Xceed and the right to take assignment of the customer agreements entered into jointly with Spherion under the Joint Marketing Agreement. In connection with the facility, we issued to Spherion a warrant to purchase up to 3.5 million shares of our common stock at a price of $1.6875 per share. The warrants may be exercised, in whole or in part, at any time, until November 2005.

As of November 30, 2000, we had no outstanding balance owing under the Spherion revolving credit facility. However, on December 29, 2000 we made our first borrowing under the Spherion revolving credit facility and, as of January 16, 2001, we have an outstanding balance of $1,000,000 of principal owed under the Spherion credit facility.

We believe the combination of our current cash resources, cash flow from operations and the Spherion credit facility will be sufficient to fund our operations and to satisfy our cash requirements for the next twelve months. There may be circumstances that would accelerate our use of liquidity sources, including, but not limited to, our inability to implement a profitable business model and complete our restructuring plan. If this occurs, we may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to us.

                           PART II - OTHER INFORMATION

ITEM 1     --       LEGAL PROCEEDINGS
------              -----------------

The Company sued Drinks.com on May 26, 2000 in the supreme court of the state of New York, in the county of New York, commercial division. The Company's complaint alleged breach of contract arising from Drinks.com's failure to pay approximately $1.5 million for services performed by the Company. Drinks.com counterclaimed on July 21, 2000 for $14 million, alleging that the Company's poor performance caused Drinks.com to lose projected revenue (not profits). The Company moved to dismiss the counterclaim and, as of January 16, 2001, Drinks.com had not filed a response to the Company's motion to dismiss. As a result, Drinks.com is currently in default on its counterclaim.

ITEM 4     --       SUBMISSION TO A VOTE OF SECURITY HOLDERS
------              ----------------------------------------

A Special Meeting of Stockholders was held on October 5, 2000. An amendment to the Company's Certificate of Incorporation was approved, changing our name to Worldwide Xceed Group, Inc. 17,246,003 votes were cast for the approval of the amendment, 226,284 votes were against approval and there were 36,998 abstentions. The Xceed Inc. Amended and Restated Millennium Stock Option Plan was approved and ratified. 6,880,564 votes were cast for the approval of the plan, 2,520,733 votes were against approval and there were 36,463 abstentions. The issuance of shares of Series A Cumulative Convertible Preferred Stock and warrants to purchase shares of our common stock and the issuance of shares of our common stock upon conversion of the Preferred Stock and exercise of the Warrants were approved and ratified. 8,803,438 votes were cast for the approval of the issuances, 586,732 votes were against issuance and there were 47,590 abstentions.

ITEM 5     --       OTHER INFORMATION
------              -----------------

The Company approved and adopted Amended and Restated Bylaws on December 14, 2000. Section 2.4(d) of the Amended and Restated By-laws sets forth procedures to be followed by stockholders of the Company if they desire to nominate directors or propose business to be brought before any stockholder meeting. If a stockholder desires to nominate a director or present business, such stockholder must provide written notice of their intent not later than 120 calendar days prior to the mailing date the proxy statement for the previous year's annual meeting of stockholders. Such notice must also include, among other things, the name and address of the stockholder, a representation that the stockholder is a holder of record of the Company's stock and such other information regarding each nominee or each matter of business as is required to be included in the proxy statement pursuant to the Securities and Exchange Commission proxy rules. Reference is made to the Amended and Restated By-laws, which are filed herewith as Exhibit 3.1.

ITEM 6     --       EXHIBITS AND REPORTS ON FORM 8-K
------              --------------------------------

(a)      Exhibits
         3.1 Amended and Restated By-laws

(b)      Reports on Form 8-K

         1. The Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2000 referencing the agreement with Douglas C. Laux to join the Company as Chief Financial Officer.

         2. The Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2000 referencing the resignation or termination of six executives, as well as the resignation of the Company's Chief Financial Officer, John Gandolfo.

Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BY:   /s/ Howard A. Tullman
                                               ---------------------

                                               HOWARD A. TULLMAN,
                                               CHIEF EXECUTIVE OFFICER

DATE:  January 16, 2001

                                               /s/ Douglas C. Laux
                                               ----------------------
                                               DOUGLAS C. LAUX,
                                               CHIEF FINANCIAL OFFICER