Form 10-Q
period 2001-02-28
WORLDWIDE XCEED GROUP INC
filed 2001-04-16
CIK 721176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-13049

                           WORLDWIDE XCEED GROUP, INC.
                           ---------------------------
             (Exact Name of registrant as specified in its charter)

            DELAWARE                                      13-3006788
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   233 BROADWAY, NEW YORK, NEW YORK                                  10279
----------------------------------------                      ------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (212) 553-2000
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of April 6, 2001 was 7,121,406.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                               Page No.
PART I

     ITEM 1.   Financial Information

          Consolidated Balance Sheets as of February 28, 2001 and August 31, 2000                  3

          Consolidated Statements of Operations for the three and six months ended
            February 28, 2001 and February 29, 2000                                                4

          Consolidated Statements of Cash Flows for the six months ended February 28, 2001
            and February 29, 2000                                                                  5

          Notes to Consolidated Financial Statements                                            6-10

     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                           10-15

PART II

     ITEM 1.   Legal Proceedings ..............................................................   16

     ITEM 2.   Changes in Securities and Use of Proceeds ......................................   16

     ITEM 5.   Other Information ..............................................................   17

     ITEM 6.   Exhibits and Reports on Form 8-K ...............................................   18

     Signatures ...............................................................................   18

                                     PART I

ITEM 1 - FINANCIAL INFORMATION

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                          February 28,    August 31,
                                                                                                             2001            2000
                                                                                                          ------------    ---------
                                                                                                          (unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                                                            $   1,524       $   9,888
     Restricted cash                                                                                          1,930           1,930
     Investment in marketable securities                                                                          -             382
     Accounts receivable, net of allowance for
       doubtful accounts of $7,229 and $9,359, respectively                                                   9,706          11,607
     Income tax refund receivable                                                                               270             270
     Prepaid expenses and other current assets                                                                  393             799
     Deferred income taxes                                                                                      358             358
     Net assets held for sale                                                                                     -           2,936
                                                                                                          ---------       ---------
          Total current assets                                                                               14,181          28,170

PROPERTY AND EQUIPMENT, net                                                                                   9,448          14,285
NOTE RECEIVABLE                                                                                                 523             615
INTANGIBLE ASSETS, net                                                                                       47,991          75,473
DEFERRED INCOME TAXES                                                                                         1,046           1,046
OTHER ASSETS                                                                                                    554             401
                                                                                                          ---------       ---------

                                                                                                          $  73,743       $ 119,990
                                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                                $  11,774       $  13,003
     Accrued restructuring costs                                                                              2,570               -
     Accrued compensation                                                                                        60             278
     Notes payable                                                                                            4,150              60
     Current portion of long-term debt                                                                          977             955
                                                                                                          ---------       ---------
     Total current liabilities                                                                               19,531          14,296

LONG-TERM DEBT                                                                                                                  527
ACCRUED LEASE OBLIGATION                                                                                        364             789
                                                                                                          ---------       ---------
          Total liabilities                                                                                  19,895          15,612
                                                                                                          ---------       ---------

CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK
     Series A 4%, $0.05 par value; authorized 30,000 shares; 0 and 30,000 issued and
       outstanding at February 28, 2001 and August 31, 2000, respectively                                         -          30,450
                                                                                                          ---------       ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 100,000,000 shares; 66,051,954 and
       24,127,241 issued and outstanding at February 28, 2001 and August 31, 2000, respectively                 661             241
     Preferred stock, $.05 par value, authorized 1,000,000 shares; 30,000 and 0 issued and 18,886
       and 0 outstanding at February 28, 2001 and August 31, 2000, respectively                                   1               -
Common stock warrants                                                                                         4,732          12,087
     Accumulated other comprehensive income                                                                      (7)             67
     Additional paid-in capital                                                                             282,609         240,258
     Deferred stock compensation                                                                               (377)           (932)
     Deferred stock warrant costs                                                                              (199)              -
     Treasury stock, at cost; 15,000 shares                                                                     (71)            (71)
     Accumulated deficit                                                                                   (233,501)       (177,722)
                                                                                                          ---------       ---------
          Total stockholders' equity                                                                         53,848          73,928
                                                                                                          ---------       ---------

                                                                                                          $  73,743       $ 119,990
                                                                                                          =========       =========

                 See notes to consolidated financial statements.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended                         Six Months Ended
                                                               ------------------------------      ------------------------------
                                                               February 28,      February 29,      February 28,      February 29,
                                                                   2001              2000              2001              2000
                                                               ------------      ------------      ------------      ------------
REVENUES, net                                                  $    11,302       $    25,543       $    24,340       $    41,038

OPERATING EXPENSE:
     Cost of revenues                                                4,855            18,661            15,432            30,573
     Selling, general and administrative                             8,350            10,579            21,293            19,237
     Write off of leasehold improvements                               216                 -             2,213                 -
     Stock compensation                                                277                 -               555                 -
     Impairment of goodwill                                              -                 -            25,977                 -
     Gain on sale of business                                            -                 -            (3,016)                -
     Restructuring Charge                                            2,200                 -             5,904                 -
     Depreciation and amortization                                   7,068             3,510            11,522             5,307
                                                               -----------       -----------       -----------       -----------
                                                                    22,966            32,750            79,880            55,117

OPERATING LOSS                                                     (11,664)           (7,207)          (55,540)          (14,079)

OTHER INCOME (EXPENSE), net                                            (12)              217                73               304

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX BENEFIT                                               (11,676)           (6,990)          (55,467)          (13,775)

INCOME TAX BENEFIT                                                       -            (2,100)                -            (4,127)
                                                               -----------       -----------       -----------       -----------

LOSS FROM CONTINUING OPERATIONS                                    (11,676)           (4,890)          (55,467)           (9,648)

INCOME FROM DISCONTINUED OPERATIONS:
     Income from operations, net of tax provision of $248
       and $752, respectively                                            -               317                 -               995
     Gain on sale of discontinued operations, net of tax
       provision of $404                                                 -               605                 -               605
                                                               -----------       -----------       -----------       -----------
                                                                         -               922                 -             1,600

NET LOSS                                                           (11,676)           (3,968)          (55,467)           (8,048)

PREFERRED STOCK DIVIDENDS                                                -            10,903               310            10,903
                                                               -----------       -----------       -----------       -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                     $   (11,676)      $   (14,871)      $   (55,777)      $   (18,951)
                                                               ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE
     Loss from continuing operations                           $     (0.25)      $     (0.82)      $     (1.53)      $     (1.10)
     Income from discontinued operations                                 -              0.02                 -              0.06
     Gain on sale of discontinued operations                             -              0.03                 -              0.03
                                                               -----------       -----------       -----------       -----------
     Net loss                                                  $     (0.25)      $     (0.77)      $     (1.53)      $     (1.01)
                                                               ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                            46,936,473        19,266,003        36,167,047        18,754,990
                                                               ===========       ===========       ===========       ===========

                 See notes to consolidated financial statements.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months Ended  Six Months Ended
                                                                                         February 28,     February 29,
                                                                                             2001             2000
                                                                                      ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $(55,467)      $ (8,048)
     Adjustment to reconcile net loss to net cash used in operating activities:
          Gain on sale of businesses                                                         (3,016)             -
          Gain on sale of marketable securities                                                   -           (111)
          Impairment of leasehold improvements                                                2,213              -
          Impairment of goodwill                                                             25,977              -
          Depreciation and amortization                                                      11,522          5,421
          Non-cash compensation                                                                 604            435
          Deferred income taxes                                                                   -         (2,439)
          Provision for doubtful accounts                                                       660            600
     Changes in operating assets and liabilities:
          Accounts receivable                                                                   166         (5,564)
          Inventories                                                                             -          1,136
          Program costs and earnings in excess of customer billings                             543         (4,101)
          Prepaid expenses and other current assets                                             406           (309)
          Other assets                                                                         (224)          (698)
          Accounts payable and accrued expenses                                                (764)        (1,780)
          Accrued restructuring costs                                                         2,570              -
          Income tax refund receivable                                                            -           (510)
          Customer billings in excess of program costs and earnings                           4,192          5,296
          Other liabilities                                                                     958           (557)
                                                                                           --------       --------
               Net cash used in operating activities                                         (9,660)       (11,229)
                                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions, net of cash acquired                                                  -        (12,655)
     Investment in marketable securities                                                          -           (550)
     Proceeds from sale of investments                                                          381            644
     Proceeds from sale of fixed assets                                                           -            650
     Acquisition of property and equipment                                                   (2,944)       (15,091)
                                                                                           --------       --------
               Net cash used in investing activities                                         (2,563)       (27,002)
                                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of long-term debt, net                                                  (51)          (678)
     Net proceeds from issuance of redeemable preferred stock                                     -         29,000
     Proceeds from line of credit                                                             4,000              -
     Redemption of preferred stock                                                             (606)             -
     Proceeds from private placement                                                            420              -
     Proceeds from note receivable                                                               92              -
     Proceeds from exercise of warrants and options                                               4          5,539
                                                                                           --------       --------
               Net cash provided by financing activities                                      3,859         33,861
                                                                                           --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (8,364)        (4,370)
CASH AND CASH EQUIVALENTS, beginning of period                                                9,888         19,754
                                                                                           --------       --------
CASH AND CASH EQUIVALENTS, end of period                                                   $  1,524       $ 15,384
                                                                                           ========       ========

                 See notes to consolidated financial statements.

                  WORLDWIDE XCEED GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                 (in thousands, except share and per share data)

1.   BASIS OF QUARTERLY PRESENTATION:

     The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

     The financial statements of Worldwide Xceed Group, Inc. and Subsidiaries ("the Company" or "Xceed") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the results for the period ended February 28, 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-K for the fiscal year ended August 31, 2000.

2.   PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.

3.   SUPPLEMENTAL INFORMATION - STATEMENTS OF CASH FLOW:

                                                                           Six Months Ended         Six Months Ended
                                                                           February 28, 2001        February 29, 2000
                                                                           -----------------        -----------------
          Interest paid                                                    $  49                    $    123
                                                                           =====                    ========

          Non-cash Financing and Investing Activities:
            Common stock issued in connection with acquisitions            $   -                    $101,224
                                                                           =====                    ========


4.   DISCONTINUED OPERATIONS AND SALE OF NON STRATEGIC ASSETS:

     In January 2000, the Company completed the sale of its Water-Jel division to an unrelated company for $4.0 million in cash. As a result, the Company recorded a gain net of expenses of $1.0 million during the quarter ended February 29, 2000. Also, in January 2000, the Board of Directors approved a plan to sell the Company's Journeycorp division. Accordingly, the Company segregated the operating results from continuing operations of Water-Jel and Journeycorp for the three and six months ended February 29, 2000. Revenues, income from discontinued operations before tax provisions, and income from discontinued operations net of tax provisions were $2,856, $565 and $317, respectively for the three months ended February 29, 2000, and $7,289, $1,747 and $995, respectively, for the six months ended February 29, 2000.

5.   BASIC AND DILUTED NET INCOME PER COMMON SHARE:

     Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of potentially issuable shares arising from the assumed exercise of stock options and warrants and conversion of preferred shares. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options, warrants and conversion of preferred shares because their effect would have been anti-dilutive.

6.       INCOME TAXES:

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. No tax benefit has been recognized during the three and six month periods ended February 28, 2001 since realization of net deferred tax assets cannot be reasonably assured.

7.   RESTRUCTURING CHARGES:

     In the first quarter of fiscal year 2001, the Board of Directors approved and management initiated a restructuring plan in connection with certain of its operations. The restructuring plan was intended to implement a profitable business model and the divestiture of non-strategic assets. The restructuring included the completed sale of the Performance Enhancement Business and a workforce reduction. Restructuring costs of $3.7 million primarily relate to severance and related benefits of $1.6 million and lease termination costs of $2.1 million due to the anticipated relocation, down-sizing and closing of various offices.

     In the second quarter of fiscal year 2001, the Company recorded additional restructuring costs of $2.2 million in conjunction with the restructuring plan. These costs related primarily to lease termination costs of $1.3 million, severance and benefits of $0.4 million and non-cash restructuring costs of $0.5 million related primarily to fixed asset write-offs.

     The total amount paid through February 28, 2001 is $2.8 million comprised of approximately $1.6 million of severance and related employee benefits and $1.2 million of lease termination costs. Of the remaining $2.6 million in restructuring costs, $2.4 million is expected to be paid by the end of fiscal year 2001.

8.   IMPAIRMENT OF GOODWILL:

     The Company reviews long-lived assets and certain identifiable intangibles to be held and used, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the first quarter of fiscal year 2001, the Company evaluated the carrying value of the goodwill and other intangibles related to acquisitions. As a result, unamortized goodwill of $25,977 related to certain of the acquisitions was written off. This write-off was the result of the significant decrease in the number of employees that remained with the Company following certain acquisitions, a significant decrease in the profit that could be generated from the remaining employees acquired, a loss of recurring projects from the clients obtained through certain acquisitions and a decrease in the market values of similar businesses in the current marketplace.

9.   CONVERSION OF SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Beginning on October 13, 2000, the conversion price applicable to outstanding Series A Cumulative Convertible Preferred Stock, par value $0.05 per share (the "Series A Preferred Stock"), was adjusted (pursuant to the terms of the Certificate of Designation, Preference and Rights for the Series A Preferred Stock) to the lowest of the daily weighted average trading prices of the Company's outstanding common stock, par value $0.01 per share ("Common Stock"), on the Nasdaq National Market for the ten trading days preceding and including the conversion date. Under certain circumstances the holders of the Series A Preferred Stock may have the right to redeem the Series A Preferred. However, as of February 28, 2001, the holders of the Series A Preferred Stock had no right to redeem such shares. Accordingly, the Series A Preferred Stock are reflected as a component of stockholders equity as of February 28, 2001.

     In addition, on February 5, 2001, the Company executed Waiver Agreements dated as of February 2, 2001 with each of the holders of the Series A Preferred Stock to restructure the terms of the Series A Preferred Stock. The restructuring closed on February 9, 2001. The principal terms of the restructuring of the Series A Preferred Stock are as follows:

     (a) the holders of the Company's outstanding shares of Series A Preferred Stock agreed to limit the total number of additional shares of Common Stock issuable upon conversions of Series A Preferred Stock made after February 2, 2001 to not more than 2,430,000 shares of the Company's Common Stock in the aggregate;

     (b) the Company redeemed 550 shares of Series A Preferred Stock for approximately $550;

     (c) all 153,328 outstanding warrants of the Company issued to the holders of its Series A Preferred Stock were tendered to the Company for nominal consideration and were cancelled;

     (d) so long as the Company timely delivers to the holders of the Series A Preferred Stock the shares of Common Stock issuable upon conversion of the Series A Preferred Stock, the holders of the Series A Preferred Stock have agreed to waive their rights to dividends, adjustments for dividends, and penalties on the Series A Preferred Stock (other than dividends concurrently made to holders of Common Stock) and to waive their rights to redeem the Series A Preferred Stock upon certain extraordinary transactions involving the Company (other than a merger, including any business combination, in which the stockholders of the Company own less than 50% of the voting and common equity of the entity surviving such merger; however the Company shall have the right to mandatorily convert the Series A Preferred Stock prior to any such merger upon 25 trading days prior notice of any such merger so long as the Company has not previously failed to honor conversions requested by the holders and the shares to be issued were saleable under either an effective registration statement or Rule 144(k) for a period of 25 trading days prior to the mandatory conversion date) or upon certain triggering events or defaults, as such extraordinary transactions, triggering events, and defaults are specified in the Certificate of Designation, Preferences and Rights for the Series A Preferred Stock;

     (e) if any additional shares of Series A Preferred Stock remain outstanding after the conversion of Series A Preferred Stock into the additional 2,430,000 shares of Common Stock they will be delivered to the Company by the holders of the Series A Preferred Stock for cancellation; and

     (f) the holders of Series A Preferred Stock continue to be entitled to receive their liquidation preference upon any liquidation or dissolution of the Company.

10.  RECLASSIFICATIONS:

     Certain reclassifications have been made to the financial statements as of and for the three and six months ended February 28, 2000 to conform with the classifications used in fiscal year 2001.

11.  REVERSE STOCK SPLIT:

     At the annual meeting of the stockholders of the Company on March 20, 2001, the stockholders of the Company approved a 10-for-1 reverse stock split of the Common Stock. The reverse stock split was made effective March 21, 2001 pursuant to an amendment to the Certificate of Incorporation of the Company. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole number. All outstanding options, warrants, and other rights convertible into shares of Common Stock were adjusted accordingly as a result of the reverse stock split, resulting in an increase in the exercise price by a factor of ten and a reduction in the number of shares issuable upon exercise by a factor of ten. No voting or other rights were affected by the reverse stock split and the par value of the Common Stock remains unchanged at $0.01 par value per share.

12.  SPHERION REVOLVING CREDIT AGREEMENT:

     On November 15, 2000, the Company entered into a $5.0 million revolving credit facility (the "Facility") with Spherion Corporation ("Spherion") to fund operations. The Facility expires in May 2002 and is secured by a security interest in the Company's accounts receivable. Interest is payable at the prime rate plus 2% per annum. In connection with the Facility, Spherion received a warrant to purchase up to 350,000 shares of the Company's common stock at a price of $16.875 per share, which represented the closing price of the Company's common stock on the date immediately preceding the date of grant.

     As of February 28, 2001, $4.0 million was outstanding under the Facility. During March 2001, the final $1.0 million was drawn under the Facility, and as of April 16, 2001, we have fully drawn the $5.0 million available under the Facility.

     If the Company's common stock is delisted from The Nasdaq National Market and no longer trades on a national securities exchange, Spherion may terminate the Facility and declare the outstanding principal and accrued interest thereunder immediately due and payable. If Spherion were to declare the outstanding principal and interest due and payable, Xceed would not have sufficient cash to pay Spherion. In addition, upon a default under the credit agreement, Spherion will be released from its non-solicitation obligations with respect to Xceed's employees contained in the Joint Marketing Agreement dated as of April 27, 2000 between Xceed and Spherion, and all contracts and agreements that Xceed has entered into pursuant to the Joint Marketing Agreement, may, at Spherion's option, be assigned to Spherion.

     On January 5, 2001, the Company received a letter from The Nasdaq Stock Market advising that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days preceding January 5, 2001 as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5). At that time, in accordance with Marketplace Rule 4310(c)(8)(B) the Company was provided 90 calendar days, or until April 5, 2001, to regain compliance by maintaining a bid price of at least $1.00 for a minimum of ten consecutive trading days.

     On April 10, 2001 the Company received a second letter from The Nasdaq Stock Market advising that the Nasdaq staff had determined that the Company did not demonstrate compliance with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5) within the 90 day grace period. The Company was also advised that its common stock was therefore subject to delisting from The Nasdaq National Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to appeal the Nasdaq staff's determination, and Company expects that its common stock will continue to trade on the Nasdaq National Market pending the outcome of the appeal. As of April 12, 2001, no hearing date has been set. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Company's common stock is delisted from The Nasdaq National Market, the common stock may be eligible to trade on the Nasdaq over-the-counter bulletin board.

12.  LEGAL PROCEEDINGS:

     Starting on February 14, 2001, Xceed and certain of its former officers and directors were named as defendants in purported eight securities class action lawsuits filed in the United States District Court, Southern District of New York. The present complaints allege that Xceed and the individual defendants filed with the Securities and Exchange Commission financial statements that were materially false and misleading because they contained violations of Generally Accepted Accounting Principles ("GAAP") and that the misrepresentations caused the price of the Company's securities to be artificially inflate during the Class Period. The plaintiffs have asked for unspecified amounts as damages, interest, and costs and for ancillary relief. A number of other purported class action lawsuits against the Company have been announced in the press by plaintiffs' counsel, but the Company is not aware that these other lawsuits yet have been filed. Based on information provided in the press releases, these unfiled actions are based on allegations similar to the class actions described above. The Company believes that these class action lawsuits are without merit, and intends to defined them vigorously.

     The Company sued Drinks.com, Inc. on May 26, 2000 in the Supreme Court of the State of New York, in the County of New York, commercial division. The Company's complaint alleged breach of contract arising from Drinks.com's failure to pay approximately $1.5 million for services performed by Xceed. Drinks.com counterclaimed on July 21, 2000 for $14 million, alleging that the Company's poor performance caused Drinks.com to lose projected revenue (no profits). The Company's motion to dismiss Drinks.com's counterclaim was granted by default, and Drinks.com's counterclaim was dismissed without prejudice on February 27, 2001. The Company has withdrawn its claim without prejudice.

     On April 4, 2001, a Mechanic's Lien Affidavit was filed by James R. Thomson, Inc. in the real property records of Dallas County, Texas against Xceed's leasehold interest at Suite 1007, Lamar Building, 1409 South Lamar Street, Dallas, Dallas County, Texas (the "Dallas Premises"). This leasehold is for the premises occupied by Xceed's Dallas operations. The lien purports to secure payment of $637, which James R. Thomsom, Inc. alleges is owed to it by Xceed for the material and construction services performed by it between October 2000 and April 2001. On March 28, 2001, James R. Thompson, Inc. made demand for payment of the amount allegedly owed and notified Xceed that James R. Thompson, Inc. would terminate its construction contract with Xceed effective April 4, 2001. Additionally, on April 4, 2001, Xceed received a letter from counsel for the landlord for the Dallas Premises, South Side 455 LTD, L.P. (the "Dallas Landlord"), demanding payment of the lien amount. Under the terms of the lease for the Dallas Premises, failure to remove a lien on the Dallas Premises within ten days after notice from the Dallas Landlord is an event of default, and the Dallas Landlord is entitled to commence eviction proceedings against Xceed 30 days after giving notice should a lien not be removed by that time.

13.  PRIVATE PLACEMENT:

     Between February 6, 2001 and February 28, 2001, pursuant to a private placement the Company issued an aggregate of 200,000 shares (after accounting for our ten-for-one-reverse stock split) of its common stock, par value $0.01 per share for an aggregate offering price of $420.

14.  RECLASSIFICATIONS:

     Certain reclassifications have been made to the financial statements as of and for the three and six months ended February 28, 2001 to conform with the classifications used in fiscal year 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis of financial condition and results of operations of Worldwide Xceed Group, Inc. (referred to below at "the Company" or "Xceed") should be read in conjunction with our consolidated financial statements that appear in this report. All share data gives effect to the 10-for-1 reverse stock split of the Common Stock approved by the stockholders at the annual meeting of the stockholders of the Company on March 20, 2001 and made effective March 21, 2001.

OVERVIEW

We are a digital solutions builder, helping companies develop e-commerce and e-business solutions, and improving business performance through communication tools, techniques and technologies. Due to recent and continuing changes in our business model and our restructuring plans, comparisons of year-to-year performance may not be indicative of performance or changes in performance.

Currently, to fund continuing operations, the Company is completely dependent upon the collection of its accounts receivable or alternative sources of financing, including, incurring additional indebtedness or the issuance of equity or debt securities. However, there is no assurance that accounts receivable collections will be sufficient or that debt or equity financing will be available to the Company to meet its ongoing obligations. The Company's current cash position has been negatively affected by the failure to collect significant accounts receivable on a timely basis, funding the costs of its restructuring plan, and meeting accumulated obligations. As a result, the Company was required to borrow $4.0 million of its $5.0 million Spherion credit facility as of February 28, 2001, and to borrow the final $1.0 million available during March 2001. Accordingly, the Company currently has no additional borrowing availability under its credit agreement with Spherion. In addition, many of the Company's creditors are making payment demands on the Company to pay its significant backlog of accumulated obligations. As a result, the Company's ability to continue to fund current operations is uncertain at this time.

RESTRUCTURING PLANS

In direct response to fiscal 2000 performance, there have been various executive level management changes during the first and second quarters of fiscal 2001. Our new management team has commenced implementation of a restructuring plan which seeks to implement a profitable business model and has completed the divestiture of non-strategic assets. Pursuant to the plan, during the first quarter of fiscal year 2001, we sold our Performance Enhancement Business and sold our retail solutions group operations, which were previously acquired by our acquisition of Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc., and a portion of the operations of Sterling Carteret, Inc., and we initiated reductions in force ,which continued throughout the second quarter of 2001. In addition, during the second quarter of 2001, the Company closed its Sausalito office. During the remainder of fiscal year 2001, management expects to continue to implement the restructuring plan. Management is currently planning to relocate its operations in New York City to smaller office space in New York City commensurate with the Company's current staffing levels for those operations. In addition, management intends to continue to implement the restructuring plan to further reduce and restructure unprofitable operations and to implement additional cost cutting measures.

SALE OF NON-STRATEGIC ASSETS

In October 2000, the Company sold the operations previously acquired by our acquisition of Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc. and a portion of the operations of Sterling Carteret, Inc. to Xceed Retail Solutions Group, Inc. a company formed and privately-owned by Gary S. Kahl, our former Executive Vice President of National Practices, and other former employees of Xceed in a negotiated transaction in exchange for the assumption by Xceed Retail Solutions Group of the liabilities related to these operations. In connection with that sale, we granted a temporary nonexclusive license to Xceed Retail Solutions Group to use the XCEED service mark which has expired. Upon consummation of the sale of these operations to Xceed Retail Solutions Group, Mr. Kahl, and the other former employees joining Xceed Retail Solutions Group resigned from their positions with Xceed and agreed to relinquish their Xceed stock options and all claims for severance compensation.

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

Results of Operations

The following table sets forth the percentage of revenues to certain items included in our consolidated statements of operations.

                                                  Three Months Ended  Three Months Ended
                                                      February 28,       February 29,
                                                         2001               2000
                                                  ------------------  ------------------
Revenues ............................................    100.0%           100.0%
                                                        ------           ------

Operating expenses:
     Cost of revenues ...............................     43.0             73.1
     Selling, general and administrative ............     73.9             41.4

     Depreciation and amortization ..................     62.5             13.7

     Stock Compensation .............................      2.5              0.0

Restructuring Charges ...............................     19.5              0.0

Write-off of Leasehold ..............................      1.9              0.0
                                                        ------           ------

Total operating expenses ............................    203.2%           128.2%
Operating loss ......................................   (103.2%)          (28.2%)
Loss from continuing operations .....................   (103.2%)          (19.1%)

Three Months Ended February 28, 2001 to Three Months Ended February 29, 2000

Revenues for the three months ended February 28, 2001 decreased 55.8% to $11.3 million from $25.5 million for the three months ended February 29, 2000. Internet professional services revenues decreased 30.2% to $11.3 million from $16.2 million and revenues from our Performance Enhancement Business decreased 100% to zero from $11.6 million due to the sale of this business. The decrease in Internet professional services revenues reflects the closing of our Sausalito office, the significant scale down of the Company's Atlanta office, and the general decline in demand for Internet professional services.

Cost of revenues includes salaries, benefits and incentive compensation of billable employees. Billable employees are full-time employees whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of Internet professional services revenue. Cost of revenues for the three months ended February 28, 2001 decreased to $4.9 million from $18.7 million for the three months ended February 29, 2000. As a percentage of revenues, cost of revenues decreased to 43.0% for the three months ended February 28, 2001 from 73.1% for the three months ended February 29, 2000. The decrease in cost of revenues was primarily attributable to the restructuring that the Company has implemented throughout the fiscal year, including the significant reduction in staff.

Selling, general and administrative expense includes salary and benefit costs of non-billable employees, rent, accounting, legal and human resources costs and costs not allocated to research and development. Selling, general and administrative expense for the three months ended February 28, 2001 decreased 21.1% to $8.4 million from $10.6 million for the three months ended February 29, 2000. As a percentage of revenues, selling, general and administrative expense increased to 73.9% for the three months ended February 28, 2001 from 41.9% for the three months ended February 29, 2000. The decrease in selling, general and administrative expense was a direct result of the restructuring that the Company has implemented throughout the fiscal year, as well as the disposition of the Performance Enhancement Business. Selling, general and administrative expense also includes all terminated non-billable employees' salaries incurred during the quarter prior to their actual severance from the Company.

Depreciation and amortization expense primarily includes depreciation of technology equipment, furniture and fixtures and leasehold improvements. Amortization expense primarily includes charges for the excess of purchase price over net tangible book value of acquired companies. Subsequent to the first quarter of fiscal year 2001, goodwill write-off of $26.0 million was amortized over a seven-year period. Depreciation and amortization expense for the three months ended February 28, 2001 increased 101.4% to $7.1 million from $3.5 million for the three months ended February 29, 2000. As a percentage of revenues, depreciation and amortization expense for the three months ended February 28, 2001 increased to 62.5% from 13.7% for the three months ended February 29, 2000. The increase in depreciation and amortization expense was primarily the result of increased amortization expenses associated with the fiscal year 2001 amortization of intangible assets from acquisitions made by the Company. As a result of recent downsizing in anticipation of the Company's expected early termination of its New York office lease obligation, the Company expensed leasehold improvements of $0.2 million related to space vacated during the quarter. Depreciation of certain leasehold improvements in anticipation of early lease termination of the current New York office also was accelerated. The Company also reduced the straight-line depreciation on computer hardware from seven to three years.

Stock based compensation of $0.3 million was recorded for the three months ended February 28, 2001 due to the amortization of unearned compensation associated with the methodfive, inc. acquisition completed during the prior fiscal year.

In the second quarter of fiscal year 2001, the Company recorded additional restructuring costs of $2.2 million in conjunction with the restructuring plan approved by the Board of Directors in the first quarter of fiscal year 2001. The $2.2 million restructuring charge recorded in the second quarter of fiscal year 2001 includes lease termination costs of $1.3 million, severance and benefits of $0.4 million and non-cash restructuring costs of $0.5 million related primarily to fixed asset write offs. As of February 28, 2001, $0.3 million of these costs have been paid and the remaining $1.4 million will be paid by the end of fiscal year 2001.

Other income, net for the three months ended February 28, 2001, decreased 105.5% to $12 thousand from $217 thousand reported for the three months ended February 29, 2000.

For the three months ended February 28, 2001, we incurred a loss from continuing operations of $11.7 million, as compared to a loss from continuing operations of $7.2 million for three months ended February 29, 2000. Our loss for the three months ended February 28, 2001 is primarily due to depreciation and amortization of $7.1 million, restructuring costs of $2.2 million and write-off of leasehold improvements of $0.2 million.

Income, net of related taxes, from discontinued operations decreased 100% for the three months ended February 28, 2001 from $0.9 million for the three months ended February 29, 2000. Discontinued operations include results from our Water-Jel division, which was sold in January 2000, and our Journeycorp division which was sold in July 2000.

We reported a net loss of $11.7 million for the three months ended February 28, 2001, compared to a net loss of $4.0 million for the three months ended February 29, 2000. The net loss was due to the factors described above.

Results of Operations

The following table sets forth the percentage of revenues to certain items included in our consolidated statements of operations.

                                                  Six Months Ended  Six Months Ended
                                                     February 28,      February 29,
                                                         2001             2000
                                                  ----------------  ----------------
Revenues .........................................       100.0%        100.0%
                                                        ------        ------

Operating expenses:
     Cost of revenues ............................        63.4          74.5
     Selling, general and administrative .........        87.5          46.9

     Depreciation and amortization ...............        47.3          12.9

Gain on sale of
     Non-strategic assets ........................       (12.4)          0.0
     Stock Compensation ..........................         1.1           0.0

Restructuring Charges ............................        24.3           0.0
     Impairment of Goodwill ......................       106.7           0.0

Write-off of Leasehold ...........................         9.1           0.0
                                                        ------        ------

Total operating expenses .........................       328.1%        134.3%
Operating loss ...................................      (228.1%)       (34.3%)
Loss from continuing operations ..................      (228.1%)       (23.5%)

Six Months Ended February 28, 2001 to Six Months Ended February 29, 2000

Revenues for the six months ended February 28, 2001 decreased 40.7% to $24.3 million from $41.0 million for the six months ended February 29, 2000. Internet professional services revenues decreased 5.4% to $24.3 million from $25.7 million and revenues from our Performance Enhancement Business decreased 100% to zero from $11.6 million due to the sale of this business. The decrease in Internet professional services revenues reflects the closing of our Sausalito office, the significant scale down of the Company's Atlanta office, and the general decline in demand for Internet professional services.

Cost of revenues includes salaries, benefits and incentive compensation of billable employees. Billable employees are full-time employees whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of Internet professional services revenue. Cost of revenues for the six months ended February 28, 2001 decreased to $15.4 million from $30.6 million for the six months ended February 29, 2000. As a percentage of revenues, cost of revenues decreased to 63.4% for the six months ended February 28, 2001 from 74.5% for the six months ended February 29, 2000. The decrease in cost of revenues was primarily attributable to the restructuring that the Company has implemented throughout the fiscal year, including as significant reduction in staff.

Selling, general and administrative expense includes salary and benefit costs of non-billable employees, rent, accounting, legal and human resources costs and costs not allocated to research and development. Selling, general and administrative expense for the six months ended February 28, 2001 increased 10.9% to $21.3 million from $19.2 million for the six months ended February 29, 2000. As a percentage of revenues, selling, general and administrative expense increased to 87.5% for the six months ended February 28, 2001 from 46.9% for the six months ended February 29, 2000. The increase in selling, general and administrative expense was a direct result of the increased rent associated with the New York office lease, which the Company has since restructured and is expected to exit on or about June 30, 2001. The increase in selling, general and administrative expenses were partially mitigated by the restructuring that the Company has implemented throughout the fiscal year, as well as the disposition of the Performance Enhancement Business. Selling, general and administrative expense also includes all terminated non-billable employees' salaries incurred during the period prior to their actual severance from the Company.

Depreciation and amortization expense primarily includes depreciation of technology equipment, furniture and fixtures and leasehold improvements. Amortization expense primarily includes charges for the excess of purchase price over net tangible book value of acquired companies. Through the first quarter of fiscal year 2001, goodwill was amortized over a period of seven to twelve years.

Subsequent to the first quarter of fiscal year 2001 goodwill write off of $26.0 million (discussed below) was amortized over a seven-year period. Depreciation and amortization expense for the six months ended February 28, 2001 increased 117.1% to $11.5 million from $5.3 million for the six months ended February 29, 2000. As a percentage of revenues, depreciation and amortization expense for the six months ended February 28, 2001 increased to 47.3% from 12.9% for the six months ended February 29, 2000. The increase in depreciation and amortization expense was primarily the result of increased amortization expenses associated with the fiscal year 2001 amortization of intangible assets from acquisitions made by the Company. As a result of recent downsizing in anticipation of the Company's expected early termination of its New York office lease obligation, the Company expensed leasehold improvements of $2.2 million related to space vacated during the fiscal year. Depreciation of certain leasehold improvements in anticipation of an early lease termination of our current New York office through June 30, 2001, the anticipated lease exit date, was accelerated. The Company also reduced the straight-line depreciation on computer hardware from seven to three years.

During October 2000, the Company sold non-strategic assets including operations of the Enterprise Solutions Group, Inc., Catalyst Consulting Services, Inc. and a portion of the operations of Sterling Cateret, Inc. In November 2000, the Company sold the non-strategic assets of our Performance Enhancement Business. The combined sale resulted in a net gain of $3.0 million.

Stock based compensation of $0.6 million was recorded for the six months ended February 28, 2001 due to the amortization of unearned compensation associated with the methodfive, inc. acquisition completed during the prior fiscal year.

Restructuring charges of $5.9 million in the first six months of fiscal year 2001 include lease termination costs of $3.4 million, severance and benefits of $2.0 million and non-cash restructuring costs of $0.5 million related primarily to fixed asset write offs. As of February 28, 2001, $2.8 million of these costs have been paid and of the remaining $2.6 million in restructuring costs, $2.4 million is expected to be paid by the end of fiscal year 2001.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the first quarter of fiscal 2001, the Company evaluated the carrying value of the goodwill and other intangibles related to their acquisitions. As a result, unamortized goodwill of $26.0 million related to certain of these acquisitions was written off. This write-off was the result of the significant decrease in the number of employees that remained with Xceed following certain acquisitions, a significant decrease in the profit that could be generated from the remaining employees acquired, a loss of recurring projects from the clients obtained through certain acquisitions and a decrease in the market values of similar types of businesses in the current marketplace.

Other income, net for the six months ended February 28, 2001 decreased 75.9% to $73 thousand from $304 thousand reported for the six months ended February 29, 2000.

No income tax benefit was recorded for the six months ended February 28, 2001 due to the Company's recurring losses. An income tax benefit of $4.1 million was recorded for the six months ended February 29, 2000. Our effective tax rate for the six months ended February 29, 2000 was 30.0%.

For the six months ended February 28, 2001, we incurred a loss from continuing operations of $55.5 million, as compared to a loss from continuing operations of $13.8 million for six months ended February 29, 2000. Our loss for the six months ended February 28, 2001 is primarily due to goodwill impairment of $26.0 million, depreciation and amortization of $11.5 million, restructuring costs of $5.9 million and write-off of leasehold improvements of $2.2 million.

Income, net of related taxes, from discontinued operations decreased 100% for the six months ended February 28, 2001 from $1.6 million for the six months ended February 29, 2000. Discontinued operations include results from our Water-Jel division, which was sold in January 2000, and our Journeycorp division which was sold in July 2000.

We reported a net loss of $55.5 million for the six months ended February 28, 2001, compared to a net loss of $8.0 million for the six months ended February 29, 2000. The net loss was due to the factors described above.

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

Liquidity and Capital Resources

To fund continuing operations, the Company is completely dependent upon the collection of its accounts receivable or alternative sources of financing, including, incurring additional indebtedness or the issuance of equity or debt securities. However, there is no assurance that accounts receivable collections will be sufficient or that debt or equity financing will be available to the Company to meet its ongoing obligations. The Company's current cash position has been negatively affected by the inability to collect significant accounts receivable on a timely basis, funding the costs of its restructuring plan, and meeting accumulated obligations. As a result, the Company was required to borrow $4.0 million of its $5.0 million Spherion credit facility as of February 28, 2001, and to borrow the final $1.0 million available during March 2001. Accordingly, the Company currently has no additional borrowing availability under its credit agreement with Spherion. In addition, many of the Company's creditors are making payment demands on the Company to pay its significant backlog of accumulated obligations.

As of February 28, 2001, we had a working capital shortfall of $5.4 million, a decrease of $19.2 million from working capital of $13.9 million as of August 31, 2000.

For the six months ended February 28, 2001 the Company used $9.7 million in operating activities. This was a result of a net loss of $55.5 million offset by impairment of goodwill of $26.0 million, depreciation and amortization of $11.5 million, accrued restructuring costs of $5.9 million, impairment of leasehold improvements of $2.2 million, provision for doubtful accounts of $0.7 million and non-cash compensation of $0.6 million.

For the six months ended February 28, 2001 the Company used $2.6 million in investing activities. This was a result of the Company's investment in systems, software and facilities during the period.

For the six months ended February 28, 2001 the Company generated $3.9 million from financing activities. This was primarily the result of the drawn against the Spherion credit facility of $4.0 million.

As of February 28, 2001, we had a $4.0 million outstanding balance owing under the Spherion revolving credit facility. During March 2001, the final $1.0 million was drawn under the Spherion credit facility, and as of April 16, 2001, we have fully drawn the $5.0 million available under the Spherion credit facility. If the Company's common stock is delisted from The Nasdaq National Market and no longer trades on a national securities exchange, Spherion may terminate the Credit Agreement and declare the outstanding principal and accrued interest thereunder immediately due and payable. The Spherion $5.0 revolving credit facility is secured by a security interest in the Company's accounts receivable. Interest accrues on the revolving loans at the prime rate plus 2% per annum. The facility expires in May 2002. Upon the occurrence of customary defaults, Spherion has the right to exercise the rights and remedies of a secured creditor and, in addition, upon the occurrence of certain extraordinary company transactions, Spherion has the right to terminate its non-solicitation obligations under its Joint Marketing Agreement with Xceed and the right to take assignment of the customer agreements entered into jointly with Spherion under the Joint Marketing Agreement. In connection with the facility, we issued to Spherion a warrant to purchase up to 350,000 shares of our common stock at a price of $16.875 per share. The warrants may be exercised, in whole or in part, at any time, until November 2005.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Starting on February 14, 2001, Xceed and certain of its former officers and directors were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. These substantially identical lawsuits are captioned: Mann v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-1125, filed February 14, 2001, DeFillippo v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-1775, filed February 28, 2001, Zweig v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-1826, filed March 1, 2001, Ceasar v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-1883, filed March 5, 2001, Deutsch v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-1896, filed March 5, 2001, Gray v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-1952, filed March 7, 2001, Weigel v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-2516, filed March 26, 2001, and Carpenter v. Worldwide Xceed Group, Inc., et al., Case No. 01-CV-2746, filed March 30, 2001. Xceed expects that the cases will be consolidated and that a consolidated complaint will be filed after the Court appoints a lead plaintiff. The present complaints allege claims against Xceed and Scott A. Mednick, former Co-Chairman and Chief Strategy Officer, Werner G. Haase, former Co-Chairman, Chief Executive Officer and President, Nurit K. Haase, former Vice President, John Gandolfo, former Chief Financial Officer, and William Zabit, former President, for alleged violations under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, including Rule 10b-5 thereunder. The purported class action lawsuits were filed on behalf of all those who purchased Xceed's stock between November 15, 1999 and November 29, 2000, inclusive (the "Class Period"). The present complaints allege that Xceed and the individual defendants filed with the Securities and Exchange Commission financial statements that were materially false and misleading because they contained violations of Generally Accepted Accounting Principles ("GAAP") and that the misrepresentations caused the price of Xceed's securities to be artificially inflated during the Class Period. The present complaints allege that Xceed overstated its revenues and understated its losses, under reported and miscalculated the amortization of intangible assets in connection with its acquisition of Zabit & Associates, Inc., failed to take appropriate charges for the impairment of long-lived assets, and used the percentage of completion method of accounting for reporting revenues for fixed price contracts in violation of GAAP. The plaintiffs have asked for unspecified amounts as damages, interest, and costs and for ancillary relief. A number of other purported class action lawsuits against Xceed have been announced in the press by plaintiffs' counsel, but Xceed is not aware that these other lawsuits yet have been filed. Based on information provided in the press releases, these unfiled actions are based on allegations similar to the class actions described above. Xceed believes that these class action lawsuits are without merit, and Xceed intends to defend them vigorously. Xceed has not been served in all of these lawsuits and has not had access to all of the complaints filed. Responses to the complaints are not yet due, and Xceed will respond to the allegations at the appropriate time.

As previously reported in Xceed's report on Form 10-Q dated January 16, 2001, Xceed sued Drinks.com, Inc. on May 26, 2000 in the Supreme Court of the State of New York, in the County of New York, commercial division. Xceed's complaint alleged breach of contract arising from Drinks.com's failure to pay approximately $1.5 million for services performed by Xceed. Drinks.com counterclaimed on July 21, 2000 for $14 million, alleging that Xceed's poor performance caused Drinks.com to lose projected revenue (not profits). Xceed's motion to dismiss Drinks.com's counterclaim was granted by default, and Drinks.com's counterclaim was dismissed without prejudice on February 27, 2001. Xceed has withdrawn its claim without prejudice.

On April 4, 2001, a Mechanic's Lien Affidavit was filed by James R. Thomson, Inc. in the real property records of Dallas County, Texas against Xceed's leasehold interest at Suite 1007, Lamar Building, 1409 South Lamar Street, Dallas, Dallas County, Texas (the "Dallas Premises"). This leasehold is for the premises occupied by Xceed's Dallas operations. The lien purports to secure payment of $636,921, which James R. Thomsom, Inc. alleges is owed to it by Xceed for the material and construction services performed by it between October 2000 and April 2001. On March 28, 2001, James R. Thompson, Inc. made demand for payment of the amount allegedly owed and notified Xceed that James R. Thompson, Inc. would terminate its construction contract with Xceed effective April 4, 2001. Additionally, on April 4, 2001, Xceed received a letter from counsel for the landlord for the Dallas Premises, South Side 455 LTD, L.P. (the "Dallas Landlord"), demanding payment of the lien amount. Under the terms of the lease for the Dallas Premises, failure to remove a lien on the Dallas Premises within ten days after notice from the Dallas Landlord is an event of default, and the Dallas Landlord is entitled to commence eviction proceedings against Xceed 30 days after giving notice should a lien not be removed by that time.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Between February 6, 2001 and February 28, 2001, pursuant to a private placement the Company issued an aggregate of 200,000 shares of our common stock, par value $0.01 per share, to Robert H. Lessin Venture Capital, LLC, Robert J. Flower, and Vito R. Verni for an aggregate offering price of $420,000. Exemption from registration for the private placement is claimed under Securities and Exchange Commission Rule 506 of Regulation D.

ITEM 5 - OTHER INFORMATION

Reference is made to a current report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2001, with a press release dated April 12, 2001, filed as Exhibit 99 thereto. As previously reported on a current report on Form 8-K dated January 12, 2001, on January 5, 2001, Xceed received a letter from The Nasdaq Stock Market advising that Xceed's common stock had failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days preceding January 5, 2001 as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5). At that time, in accordance with Marketplace Rule 4310(c)(8)(B) Xceed was provided 90 calendar days, or until April 5, 2001, to regain compliance by maintaining a bid price of at least $1.00 for a minimum of ten consecutive trading days.

On April 10, 2001 Xceed received a second letter from The Nasdaq Stock Market advising that the Nasdaq staff had determined that Xceed did not demonstrate compliance with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5) within the 90 day grace period. Xceed was also advised that its common stock was therefore subject to delisting from The Nasdaq National Market. Xceed has requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to appeal the Nasdaq staff's determination, and Registrant expects that its common stock will continue to trade on the Nasdaq National Market pending the outcome of the appeal. As of April 12, 2001, no hearing date had been set. There can be no assurance that the Panel will grant Xceed's request for continued listing. If Xceed's common stock is delisted from The Nasdaq National Market, the common stock may be eligible to trade on the Nasdaq over-the-counter bulletin board.

Delisting may have a material adverse impact on both the market price and the liquidity of Xceed's common stock, and may subject Xceed's common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

Pursuant to the Certificate of Designation, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (the "Certificate of Designation"), holders of Xceed's Series A Cumulative Preferred Stock (the "Preferred Stock") may redeem all or any portion of their outstanding shares of Preferred Stock upon a "Triggering Event." Included in the definition of a "Triggering Event" is any situation in which Xceed's common stock is either delisted or suspended from trading on the Nasdaq National Market for a period of five consecutive trading days, or any such delisting or suspension is threatened in writing or pending.

However, pursuant to the Waiver Agreements dated as of February 2, 2001 with the holders of the Preferred Stock, the holders of the Preferred Stock agreed not to exercise their rights to redeem the Preferred Stock upon a delisting or threatened delisting so long as there is then no conversion default (as defined in the Certificate of Designation). As of April 16, 2001, there was no conversion default.

Reference is made to the Certificate of Designation filed as Exhibit 3(i) to Xceed's current report on Form 8-K dated January 13, 2000 and filed with the Securities and Exchange Commission on January 20, 2000 and the Waiver Agreements filed as Exhibits 10.1, 10.2 and 10.3 to Xceed's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on February 6, 2001.

Pursuant to Section 12.1(g) of the Revolving Credit Agreement dated as of November 15, 2000 by and between Xceed, as borrower, and Spherion Corporation, as lender ("Spherion"), if Xceed's common stock is delisted from The Nasdaq National Market and no longer trades on a national securities exchange, Spherion may terminate the credit agreement and declare the outstanding principal and accrued interest thereunder immediately due and payable. As of April 13, 2001, the outstanding principal and accrued interest was $5.0 million. If Spherion were to declare the outstanding principal and interest due and payable, Xceed would not have sufficient cash to pay Spherion.

In addition, Spherion will be released from its non-solicitation obligations with respect to Xceed's employees contained in the Joint Marketing Agreement dated as of April 27, 2000 between Xceed and Spherion and all contracts and agreements that Xceed has entered into pursuant to the Joint Marketing Agreement, may, at Spherion's option, be assigned to Spherion.

Reference is made to the Revolving Credit Agreement filed as Exhibit 10.9 to Xceed's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3 Amendment dated March 20, 2001 to the Certificate of Incorporation, as amended

(b)      Reports on Form 8-K

     1. The Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2001, referencing the closing of the transactions contemplated by the Waiver Agreements described in the Company's current report on Form 8-K filed on February 6, 2001.

     2. The Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2001, referencing Waiver Agreements entered into with each of the holders of the Company's Series A Cumulative Convertible Preferred Stock.

     3. The Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2001, referencing a letter received from the Nasdaq National Market.

     4. The Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2001, referencing updated figures for its outstanding number of shares of common and preferred stock.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BY:  /s/ Howard A. Tullman
                                        -----------------------

                                        HOWARD A. TULLMAN,
                                        CHIEF EXECUTIVE OFFICER

DATE:     April 16, 2001

                                        /s/ Douglas C. Laux
                                        -----------------------

                                        DOUGLAS C. LAUX,
                                        CHIEF FINANCIAL OFFICER